Form 10QSB
period 1995-06-30
ANGELES PARTNERS XIV
filed 1995-08-10
CIK 759859

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-14248


                                ANGELES PARTNERS XIV
          (Exact name of small business issuer as specified in its charter)


               California                                 95-3959771
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                    Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                        ANGELES PARTNERS XIV

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets

            Cash:

                  Unrestricted                                            $    416,632

                  Restricted--tenant security
                   deposits                                                    100,105

            Accounts receivable, (net of allowance
                  for doubtful accounts of $35,054)                             39,264

            Escrows deposits for taxes                                         624,990

            Restricted escrows                                                 262,065

            Other assets                                                       934,214

            Investment properties:

                  Land                                  $  4,943,257

                  Buildings and related personal
                        property                          54,873,413

                                                          59,816,670

                  Less accumulated depreciation          (28,696,340)       31,120,330

                                                                          $ 33,497,600

            Liabilities and Partners' Deficit

            Liabilities

                  Accounts payable                                        $     49,874

                  Tenant security deposits                                     173,838

                  Accrued taxes                                                647,724

                  Accrued interest                                           3,108,913

                  Due to affiliates                                            671,833

                  Other liabilities                                            357,901

                  Notes payable, including
                    $13,271,259 in default                                  52,207,089

            Partners' Deficit

                  General partners                      $   (620,554)

                  Limited partners (44,139 units
                        issued and outstanding)          (23,099,018)      (23,719,572)

                                                                          $ 33,497,600


               See Accompanying Notes to Financial Statements

      b)                        ANGELES PARTNERS XIV

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended              Six Months Ended
                                               June 30,                      June 30,

                                         1995            1994             1995           1994

       Revenues:

        Rental income                $ 1,991,915     $ 2,129,783     $ 3,976,808     $ 4,485,897

        Other income                      44,313         101,538         138,284         126,540

            Total revenue              2,036,228       2,231,321       4,115,092       4,612,437

       Expenses:

        Operating                        443,598         490,598         929,220       1,035,288

        General and administrative        56,800          95,688         140,833         223,647

        Property management fees          80,145         105,236         179,431         234,487

        Maintenance                      151,288         181,103         285,744         356,653

        Depreciation                     722,476         798,760       1,444,211       1,594,396

        Amortization                      30,837          44,696          54,219          91,765

        Interest                       1,510,130       1,614,133       2,907,721       3,480,734

        Property taxes                   109,560         142,308         215,468         364,865

        Tenant reimbursements            (16,953)         26,137         (20,088)        (18,247)

            Total expenses             3,087,881       3,498,659       6,136,759       7,363,588

        Loss before gain on sale
         of investment property,
         loss on transfer of
         property in foreclosure
         and extraordinary item       (1,051,653)     (1,267,338)     (2,021,667)     (2,751,151)

       Gain on sale of investment
            property                          --              --              --         601,633

       Loss on transfer of
            property in
            foreclosure                       --        (570,258)             --        (570,258)

       Loss before extraordinary
            item                      (1,051,653)     (1,837,596)     (2,021,667)     (2,719,776)

       Extraordinary item - gain
        on early extinguishment
             of debt                          --       1,532,848              --       2,468,515

            Net loss                 $(1,051,653)    $  (304,748)    $(2,021,667)    $  (251,261)

       Net loss allocated to
        general partners (1%)        $   (10,517)    $    (3,047)    $   (20,217)    $    (2,513)

       Net loss allocated to
        limited partners (99%)        (1,041,136)       (301,701)     (2,001,450)       (248,748)

            Net loss                 $(1,051,653)    $  (304,748)    $(2,021,667)    $  (251,261)



                   See Accompanying Notes to Financial Statements

                                ANGELES PARTNERS XIV

                        STATEMENTS OF OPERATIONS (Continued)
                                     (Unaudited)



                                         Three Months Ended              Six Months Ended
                                               June 30,                      June 30,

                                        1995             1994            1995            1994

       Per limited partnership
            unit:

       Loss before extraordinary
            item                    $    (23.59)     $    (40.98)    $    (45.34)    $  (60.66)

        Extraordinary item                   --            34.19              --         55.05

            Net loss                $    (23.59)     $     (6.79)    $    (45.34)    $   (5.61)



                   See Accompanying Notes to Financial Statements

      c)                        ANGELES PARTNERS XIV

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)



                                         Limited
                                       Partnership   General        Limited
                                          Units      Partners       Partners          Total

       Original capital
          contributions                   44,390    $   1,000     $ 44,390,000    $ 44,391,000

       Partners' deficit at
          December 31, 1994               44,139    $(600,337)    $(21,097,568)   $(21,697,905)

       Net loss for the six months
          ended June 30, 1995                 --      (20,217)      (2,001,450)     (2,021,667)

       Partners' deficit at
          June 30, 1995                   44,139    $(620,554)    $(23,099,018)   $(23,719,572)




                   See Accompanying Notes to Financial Statements

      d)                        ANGELES PARTNERS XIV

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)



                                                                  Six Months Ended
                                                                      June 30,

                                                               1995              1994


       Cash flows from operating activities:

          Net loss                                         $(2,021,667)     $  (251,261)

          Adjustments to reconcile net loss to net cash provided by operating activities:

             Depreciation                                    1,444,211        1,594,396

             Amortization of discounts, loan costs,
              and leasing commissions                          135,143          226,807

             Gain on early extinguishment of debt                   --       (2,468,515)

             Gain on sale of investment property                    --         (601,633)

             Loss on transfer of property in foreclosure            --          570,258

          Change in accounts:

             Restricted cash                                      (192)          (6,857)

             Accounts receivable                                 9,904           25,729

             Escrows for taxes                                (246,439)         293,673

             Other assets                                      (54,454)        (129,567)

             Accounts payable                                  (39,749)         111,253

             Tenant security deposit liabilities                 1,504            4,072

             Accrued taxes                                      70,869           13,645

             Accrued interest                                1,358,035        1,488,171

             Due to affiliates                                  87,418               --

             Other liabilities                                 172,413          200,235

                  Net cash provided by operating
                      activities                               916,996        1,070,406

       Cash flows from investing activities:

          Property improvements and replacements              (181,184)        (389,048)

          Proceeds from sale of investment property                 --        6,129,897

          Deposits to restricted escrows                       (53,944)         (47,514)

          Withdrawals from restricted escrows                   64,496           51,110

                  Net cash (used in) provided by
                      investing activities                    (170,632)       5,744,445




                   See Accompanying Notes to Financial Statements

      d)                        ANGELES PARTNERS XIV

                                     (Unaudited)



                                                                Six Months Ended
                                                                    June 30,

                                                            1995              1994

       Cash flows from financing activities:

          Payments on mortgage notes payable             $ (445,547)     $  (829,825)

          Repayments of loans                                    --       (6,101,222)

          Loan cost                                         (67,000)              --

             Net cash used in financing activities         (512,547)      (6,931,047)

       Net increase (decrease) in cash                      233,817         (116,196)

       Cash at beginning of period                          182,815          513,646

       Cash at end of period                             $  416,632      $   397,450

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                         $1,468,762      $ 1,715,981

          Interest on notes transferred to
             notes payable                               $  686,930      $   525,467



      Foreclosures:

         During the six months ended June 30, 1994, Building 57 of the Dayton Industrial Complex was foreclosed upon by the lender. In connection with the foreclosure, the following accounts were adjusted by the following non-cash amounts:


                     Other assets                      $   (11,850)

                     Investment properties              (1,928,358)

                     Interest payable                      576,808

                     Mortgages payable                   2,325,990


                   See Accompanying Notes to Financial Statements

      e)                        ANGELES PARTNERS XIV

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)



      Note A - Going Concern

         The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due principally to the inability to make payments as due. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at June 30, 1995, is $13,271,259.

         Fox Crest Apartments is in default on its non-recourse first mortgage in the amount of $6,590,459 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender for terms with a lower interest rate.

         The Dayton Industrial Complex contains eight buildings. The Partnership is in default on two of its non-recourse first mortgages in the amount of $2,180,800 due to delinquent taxes of approximately $46,000. The Partnership plans to pay these taxes during 1995. Miller Valentine, the property manager for Dayton Industrial Complex and a mortgage lender on the buildings has agreed to lend the Partnership up to $500,000 for working capital requirements, of which $283,510 is outstanding at June 30, 1995. The Partnership is investigating the possibility of selling some or all of the buildings at Dayton Industrial Complex.

         The unsecured indebtedness to Angeles Mortgage Investment Trust ("AMIT") in the amount of $4,500,000 is in default due to non-payment of interest. The lender is in the process of initiating negotiations to amend these notes to require interest only payments based on available cash flow, as defined. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default.

         As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note C - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

         The following expenses owed to the Managing General Partner and affiliates during the six months ended June 30, 1995, and 1994 were paid or accrued:

                                                       1995            1994

       Property management fees                       $179,431       $234,487

       Reimbursement for services of affiliates,
          (Total of $671,833 and $478,410 accrued
          at June 30, 1995 and 1994, respectively)      87,438        175,416

       Marketing services                                  450          1,607



         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,493 at June 30, 1995, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $247,054 and $196,408 for the six months ended June 30, 1995 and 1994, respectively. Interest of $592,400 was accrued at June 30, 1995.

         AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties. Total indebtedness of $4,500,000 was in default at June 30, 1995. Total interest expense on this financing was $438,510 and $329,134 for the six months ended June 30, 1995 and 1994, respectively. Accrued interest was $1,071,864 at June 30, 1995.

         MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP will deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

         The Partnership has agreed to pay Miller Valentine Realty ("MV") property management fees, leasing commissions, and financing fees and sales commissions upon the refinancing or sale of the properties. The Partnership will receive the first $3,000,000 of excess cash from operations, refinancing or sales of the properties. Thereafter, the agreement provides that MV shall receive as incentive for providing property management, leasing and asset management services to the Partnership, two-thirds of the next $12,000,000 of excess cash proceeds generated by the properties. Cash in excess of $15,000,000 shall be shared equally by MV and the Partnership.

         The agreement contemplates that the properties will be sold at an opportune time but no later than 10 years after commencement of the agreements (March 2, 1992). In addition, the agreement contains an option for MV to buy the properties five years after the commencement date of the agreement. The Managing General Partner does not anticipate that there will be any proceeds available to the Partnership. Should the Partnership elect not to sell, it would be obligated to purchase MV's incentive interest based on the offered purchase price. The Partnership intends to maintain ownership of the Dayton properties only as long as they are under the management of MV. There is no certainty as to the future of the Dayton properties otherwise.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                            Average
                                                           Occupancy

       Property                                          1995        1994

       Waterford Square Apartments
          Huntsville, Alabama (1)                         87%         85%

       Fox Crest Apartments
          Waukegan, Illinois                              96%         94%

       Dayton Industrial Complex
          Dayton, Ohio                                    90%         93%


      (1) This market area has been adversely affected by lay-offs in the aerospace and defense industries, which are both major employers in the area.

         The Partnership realized a net loss of $2,021,667 for the six months ended June 30, 1995, and a net loss of $251,261 for the six months ended June 30, 1994. The Partnership realized a net loss of $1,051,653 for the three months ended June 30, 1995, and a net loss of $304,748 for the three months ended June 30, 1994. This increased loss can be attributed to a $2,468,515 gain on early extinguishment of debt relating to the sale of Buildings 64 & 66 and the foreclosure of Building 57 of the Dayton Industrial Complex (See discussion below).

         The Partnership sold Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994, and sold Building 54 of the Dayton Industrial Complex on December 28, 1994. Also, on June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure. As a result of these transactions, the Partnership realized decreases in rental revenue and in the following expenses for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994: operating, property management fees, maintenance, depreciation, amortization, interest and property taxes. General and administrative expense decreased primarily due to a decrease in reimbursements for partnership accounting, investor relations and asset management services.

         The increase in other income during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is a result of increased lease cancellation fees, deposits forfeited and other miscellaneous fees and collections associated with the Foxcrest investment property.

         As mentioned previously, the Partnership sold Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994. In addition, on June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure. The net gain on the sale of Buildings 64 and 66 amounted to $1,537,300 of which $601,633 represented a net gain on the transfer of property in the sale and $935,667 represented a net gain on extinguishment of the related debt. The net gain on the foreclosure of Building 57 amounted to $962,590.

         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $416,632 compared to $397,450 at June 30, 1994. Cash provided by operating activities decreased as a result of decreases in rents due to the loss of the Dayton Industrial Complex Buildings 54, 57, 64 and 66. In addition, cash provided by operating activities decreased due to a decrease in accounts payable and increases in escrows for taxes and insurance. Cash flows from investing activities decreased due to $6,129,897 in sales proceeds received in the first quarter of 1994. Offsetting the decrease in cash flows from investing activities was a decrease in cash used in financing activities. This decrease is also related to the sale of the properties. As a result of the sale, the Partnership repaid $6,101,222 of principal relating to the sold properties.

         The Partnership continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the Partnership, except those funds that Miller-Valentine Realty has agreed to lend to the Partnership relating to the Dayton Industrial Complex (see discussion below). As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. As noted above, the Partnership had one property foreclosed in 1994 and three properties sold in 1994.

         On March 20, 1995, the Partnership executed a sales contract on Building 47 of the Dayton Industrial Complex. The sales price is $4,192,500 and will be used to pay off the first mortgage and pay-down the second mortgage. There will be no excess proceeds to the Partnership. The sale is expected to be consummated in August 1995.

         Fox Crest Apartments is in default on its non-recourse first mortgage in the amount of $6,590,459 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender for terms with a lower interest rate.

         The Dayton Industrial Complex contains eight buildings. The Partnership is in default on two of its non-recourse first mortgages in the amount of $2,180,800 due to delinquent taxes of approximately $46,000. The Partnership plans to pay these taxes during 1995. The Partnership is investigating the possibility of selling some or all of the buildings at Dayton Industrial Complex.

         The unsecured indebtedness to Angeles Mortgage Investment Trust ("AMIT") in the amount of $4,500,000 is in default due to non-payment of interest. The lender is in the process of initiating negotiations to amend these notes to require interest only payments based on available cash flow. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997.
      AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty, an Ohio corporation ("MV"). An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the secured mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties' cash flows, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $500,000 relating to the Dayton Industrial Complex for working capital requirements. The balance of such loan proceeds will be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. The balance under this arrangement is $283,510 at June 30, 1995. It is questionable whether MV will fund the remainder. The loan will bear interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan will be secured by the properties, but is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to be subordinate to any such refinancing.

         The Partnership has agreed to pay MV property management fees, leasing commissions, financing fees and sales commissions upon the refinancing or sale of the properties. The Partnership will receive the first $3,000,000 of excess from operations, refinancing or sales of the properties. Thereafter, the agreement provides that MV shall receive as incentive for providing property management, leasing and asset management services to the Partnership, two-thirds of the next $12,000,000 of excess cash proceeds generated by the properties. Cash in excess of $15,000,000 shall be shared equally by MV and the Partnership.

         The agreement contemplates that the properties will be sold at an opportune time but no later than 10 years after commencement of the agreement (March 2, 1992). In addition, the agreement contains an option for MV to buy the properties five years after the commencement date of the agreement. Should the Partnership elect not to sell, it would be obligated to purchase MV's incentive interest based on the offered purchase price. The Partnership intends to maintain ownership of the Dayton properties only as long as they are under the management of MV. There is no certainty as to the future of the Dayton properties otherwise.

         As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

                             PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

           AMIT, an affiliate of the Managing General Partner, made a loan to the Partnership on August 28, 1991, in the amount of $3,000,000, secured by the Partnership's real property known as Fox Crest Apartments, on a non-recourse basis. AMIT now asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December of 1992. The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership at a time when such person was not in fact an officer of such entity. In the event AMIT prevails in its assertion that the loan is a recourse, rather than a non-recourse loan, the Partnership may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendment. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserved the right to object to certain claims. Angeles has in fact indicated that it will object to the above described claim. The pursuit of this claim would be expensive and the outcome uncertain. In considering all of its options, the Partnership decided that the costs of pursuing this claim are not warranted in light of all of the relevant facts and circumstances. The Partnership has been in and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

           MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

           As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

           Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.



      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


                  a)    Exhibits:

                        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                  b)    Reports on Form 8-K:  None

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARTNERS XIV

                              By:   Angeles Realty Corporation II
                                    Managing General Partner


                              By:
                                    Carroll D. Vinson
                                    President


                              By:
                                    Robert D. Long, Jr.
                                    Controller and Principal Accounting
                                    Officer


                              Date: August 9, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARTNERS XIV

                              By:   Angeles Realty Corporation II
                                    Managing General Partner


                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President


                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal Accounting
                                    Officer


                              Date: August 9, 1995