Form 10QSB
period 1995-09-30
ANGELES PARTNERS XIV
filed 1995-11-13
CIK 759859

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS


a)                            ANGELES PARTNERS XIV

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                          $    315,791
            Restricted--tenant security deposits                       104,366
      Accounts receivable, (net of allowance for
            doubtful accounts of $42,383)                               28,692
      Escrows deposits for taxes                                       410,443
      Restricted escrows                                               278,884
      Other assets                                                     897,649
      Investment properties:
            Land                                   $  4,164,166
            Buildings and related personal           48,710,446
                                                     52,874,612
            Less accumulated depreciation           (26,300,395)    26,574,217

                                                                  $ 28,610,042

      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                      $     71,997
            Tenant security deposits                                   139,765
            Accrued taxes                                              526,795
            Accrued interest                                         3,450,458
            Due to affiliates                                          713,956
            Other liabilities                                          192,315
            Notes payable, including $13,229,636
                  in default                                        48,219,514

      Partners' Deficit
            General partners                       $   (630,406)
            Limited partners (44,139 units
                  issued and outstanding)           (24,074,352)   (24,704,758)
                                                                  $ 28,610,042


[FN]
                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS XIV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended             Nine Months Ended
                                      September 30,                   September 30,

                                   1995            1994           1995          1994
 Revenues:
  Rental income                 $ 1,979,341    $ 2,154,414    $ 5,956,149    $ 6,640,311
  Other income                       42,442         15,221        180,726        141,761
  Total revenue                   2,021,783      2,169,635      6,136,875      6,782,072
 Expenses:
  Operating                         306,551        445,888      1,235,771      1,481,176
  General and administrative         69,506         52,032        210,339        275,679
  Property management fees           92,413         72,586        271,844        307,073
  Maintenance                       169,333        168,266        455,077        524,919
  Depreciation                      694,537        808,380      2,138,748      2,402,776
  Amortization                       52,336         53,419        106,555        145,184
  Interest                        1,580,893      1,507,535      4,488,614      4,988,269
  Property taxes                    109,058        144,176        324,526        509,041
  Bad debt                           20,712             --         20,712             --
  Tenant reimbursements             (10,292)       (18,392)       (30,380)       (36,639)
  Total expenses                  3,085,047      3,233,890      9,221,806     10,597,478
  Loss before gain on sale
   of investment property,
   loss on transfer of
   property in foreclosure
   and loss on disposoal
   of property                   (1,063,264)    (1,064,255)    (3,084,931)    (3,815,406)
 Gain on sale of investment
  property                           78,078             --         78,078        601,633
 Loss on transfer of
  property in foreclosure                --             --             --       (570,258)
 Loss on disposal of
  property                               --        (33,203)            --        (33,203)
 Loss before extraordinary
        item                       (985,186)    (1,097,458)    (3,006,853)    (3,817,234)
 Extraordinary item - gain
  on early extinguishment
   of debt                               --       (225,000)            --      2,243,515
  Net loss                      $  (985,186)   $(1,322,458)   $(3,006,853)   $(1,573,719)

 Net loss allocated to
  general partners (1%)         $    (9,852)   $   (13,225)   $   (30,069)   $   (15,737)
 Net loss allocated to
  limited partners (99%)           (975,334)    (1,309,233)    (2,976,784)    (1,557,982)
  Net loss                      $  (985,186)   $(1,322,458)   $(3,006,853)   $(1,573,719)

[FN]


                       See Accompanying Notes to Financial Statements


                                    ANGELES PARTNERS XIV

                            STATEMENTS OF OPERATIONS (Continued)
                                         (Unaudited)

                                   Three Months Ended                Nine Months Ended
                                      September 30,                    September 30,

                                  1995            1994             1995          1994
 Per limited partnership
      unit:
 Loss before extraordinary
      item                    $    (22.10)    $    (24.48)    $    (67.44)    $  (85.13)
  Extraordinary item                   --           (5.02)             --         50.04
      Net loss                $    (22.10)    $    (29.50)    $    (67.44)    $  (35.09)

[FN]
                       See Accompanying Notes to Financial Statements

c)                                  ANGELES PARTNERS XIV

                          STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                        (Unaudited)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partners      Partners        Total
 Original capital
    contributions                  44,390     $   1,000     $ 44,390,000    $ 44,391,000
 Partners' deficit at
    December 31, 1994              44,139     $(600,337)    $(21,097,568)   $(21,697,905)
 Net loss for the nine months
    ended September 30, 1995           --       (30,069)      (2,976,784)     (3,006,853)
 Partners' deficit at
    September 30, 1995             44,139     $(630,406)    $(24,074,352)   $(24,704,758)

[FN]
                       See Accompanying Notes to Financial Statements

d)                                  ANGELES PARTNERS XIV

                                   STATEMENT OF CASH FLOWS
                                         (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,

                                                                1995           1994
 Cash flows from operating activities:
    Net loss                                                $(3,006,853)   $(1,573,719)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                           2,138,748      2,402,776
       Amortization of discounts, loan costs, and leasing
        commissions                                             211,191        326,262
       Gain on early extinguishment of debt                          --     (2,243,515)
       Gain on sale of investment property                      (78,078)      (601,633)
       Loss on disposal of property                                  --         33,203
       Loss on transfer of property in forecloure                    --        570,258
       Bad debt                                                  20,712             --
    Change in accounts:
       Restricted cash                                           (4,453)        (8,959)
       Accounts receivable                                       (1,761)       (61,532)
       Escrows for taxes                                        (31,892)       312,346
       Other assets                                            (130,768)      (218,902)
       Accounts payable                                         (17,626)        36,087
       Tenant security deposit liabilities                      (32,569)         7,963
       Accrued taxes                                            (23,779)       (16,935)
       Accrued interest                                       1,990,206             --
       Due to affiliates                                        129,541             --
       Other liabilities                                          6,826      2,508,273

        Net cash provided by operating activities             1,169,445      1,471,973

 Cash flows from investing activities:
    Property improvements and replacements                     (248,141)      (597,748)
    Proceeds from sale of investment property                 4,095,964      6,129,897
    Deposits to restricted escrows                              (89,906)       (80,915)
    Withdrawals from restricted escrows                          83,639         65,697
        Net cash provided by investing activities             3,841,556      5,516,931

 Cash flows from financing activities:
    Payments on mortgage notes payable                         (770,622)    (1,109,709)
    Repayments of loans                                      (4,089,544)    (6,101,222)
    Cash payment on foreclosure                                      --       (225,000)
    Loan cost                                                   (67,000)            --
    Cash distributions to General Partner                            --           (265)
    Additional borrowings                                        49,141             --

       Net cash used in financing activities                 (4,878,025)    (7,436,196)

[FN]
                       See Accompanying Notes to Financial Statements

                                    ANGELES PARTNERS XIV

                             STATEMENT OF CASH FLOWS (Continued)
                                         (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,

                                                               1995             1994
 Net increase (decrease) in cash                            $  132,976      $ (447,292)
 Cash at beginning of period                                   182,815         513,646
 Cash at end of period                                      $  315,791      $   66,354
 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                                  $2,306,753      $2,285,816
    Interest on notes transferred to
       notes payable                                        $  977,556      $1,229,752


Foreclosures:

   During the nine months ended September 30, 1994, Building 57 of the Dayton Industrial
Complex was foreclosed upon by the lender.  In connection with the foreclosure, the following accounts were adjusted by the following non-cash amounts:


               Other assets                                  $  (11,850)
               Investment properties                         (1,928,358)
               Interest payable                                 576,808
               Mortgages payable                              2,325,990


[FN]
                       See Accompanying Notes to Financial Statements


e)                                  ANGELES PARTNERS XIV

                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)



Note A - Going Concern

   The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due principally to the inability to make payments as due. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at September 30, 1995, is $13,229,636.

   Fox Crest Apartments is in default on its non-recourse first mortgage in the amount of $6,574,382 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender for terms with a lower interest rate.

   The Dayton Industrial Complex contains seven buildings. The Partnership is in default on two of its non-recourse first mortgages in the amount of $2,155,254 due to delinquent taxes of approximately $46,000. The Partnership plans to pay these taxes during 1995. The Partnership is investigating the possibility of selling some or all of the buildings at Dayton Industrial Complex.

   The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale were $4,095,964 which were used to payoff the first mortgage and pay-down the second mortgage. The Partnership recognized a gain on the sale of $78,078.

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

Note B - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

   The following expenses owed to the Managing General Partner and affiliates during the nine months ended September 30, 1995 and 1994 were paid or accrued:

                                                      1995           1994

 Property management fees                          $271,844        $307,073
 Reimbursement for services of affiliates,
    (Total of $713,956 and $531,687 accrued
    at September 30, 1995 and 1994,
    respectively)                                   129,541         228,693
 Marketing services                                   2,546           1,607

Note C - Transactions with Affiliated Parties (continued)

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

   These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,493 at September 30, 1995, with monthly interest accruing at the prime rate plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $370,047 and $306,053 for the nine months ended September 30, 1995 and 1994, respectively. Interest of $1,194,857 was accrued at September 30, 1995.

   AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties. Total indebtedness of $4,500,000 was in default at September 30, 1995. Total interest expense on this financing was $672,183 and $444,125 for the nine months ended September
30, 1995 and 1994, respectively. Accrued interest was $2,068,565 at September 30, 1995.

Note C - Transactions with Affiliated Parties (continued)

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.

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

Note C - Transactions with Affiliated Parties (continued)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                       Average
                                                      Occupancy

 Property                                          1995        1994

 Waterford Square Apartments
    Huntsville, Alabama (1)                         87%         84%
 Fox Crest Apartments
    Waukegan, Illinois                              97%         95%
 Dayton Industrial Complex
    Dayton, Ohio (2)                                86%         94%


(1) This market area has been adversely affected by lay-offs in the aerospace and defense industries, which are both major employers in the area.

(2) This investment property has been adversely affected by build-up of commercial space in the area.

   The Partnership realized a net loss of $3,006,853 for the nine months ended September 30, 1995, and a net loss of $1,573,719 for the nine months ended September 30, 1994. The Partnership realized a net loss of $985,186 for the three months ended September 30, 1995, and a net loss of $1,322,458 for the three months ended September 30, 1994. The increased loss for the nine months ended September 30, 1995 can be attributed to a $601,633 gain on the sale of Building 64 and 66 of the Dayton Industrial Complex and a $2,243,515 gain on early extinguishment of debt relating to the sale and the foreclosure of Building 57 of the Dayton Industrial Complex during the nine months ended September 30, 1994 (see discussion below).

   The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995, Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994, and Building 54 of the Dayton Industrial Complex on December 28, 1994. Also, on June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure. As a result of these transactions, the Partnership realized decreases in rental revenues and the following expenses for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994: operating, property management fees, maintenance, depreciation, amortization, interest and property taxes. General and administrative expense decreased primarily due to a decrease in reimbursements for partnership accounting, investor relations and asset management services. Bad debt expense relates to past-due rents from tenants of the Dayton Industrial Complex which have been deemed uncollectible.

   The increase in other income during the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is a result of increased lease cancellation fees, deposits forfeited and other miscellaneous fees and collections associated with the Foxcrest investment property. In addition, the Partnership received a $37,500 sales commission relating to the sale of Building 54.

   As mentioned previously, the Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995 and Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994. In addition, on June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure. Proceeds from the sale of Building 47 were $4,095,964 which were used to pay off the first mortgage and pay down the second mortgage.
The Partnership recognized a $78,078 gain on the sale. The net gain on the sale of Buildings 64 and 66 amounted to $1,537,300 of which $601,633 represented a net gain on the transfer of property in the sale and $935,667 represented a net gain on extinguishment of the related debt. The net gain on the foreclosure of Building 57 amounted to $737,590.

   Finally, at September 30, 1994, several roofs at the Fox Crest investment property were replaced. The Partnership realized a $33,203 loss on the disposal of property as a result of the write-off of the roofs that were not fully depreciated.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $315,791 compared to $66,354 at September 30, 1994. Cash provided by operating activities decreased as a result of an increased net loss, increased escrows for taxes and a decrease in accounts payable. Cash provided by investing activities decreased due to decreased proceeds from the sale of investment properties. Offsetting the decrease in cash flows provided by investing activities was a decrease in cash used in financing activities. This decrease is related to the repayments of loans on the sold properties.

   The Partnership continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the Partnership, except those funds that Miller-Valentine Realty has agreed to lend to the Partnership relating to the Dayton Industrial Complex (see discussion below). As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties. As noted above, the Partnership had one property sold in 1995, one property foreclosed in 1994 and three properties sold in 1994.

   Fox Crest Apartments is in default on its non-recourse first mortgage in the amount of $6,574,382 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender for terms with a lower interest rate.

   The Dayton Industrial Complex contains seven buildings. The Partnership is in default on two of its non-recourse first mortgages in the amount of $2,155,254 due to delinquent taxes of approximately $46,000. The Partnership plans to pay these taxes during 1995. The Partnership is investigating the possibility of selling some or all of the buildings at Dayton Industrial Complex.

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

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.

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

   In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty, an Ohio corporation ("MV"). An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the secured mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties' cash flows, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $1,000,000 relating to the Dayton Industrial Complex for working capital requirements. The balance of such loan proceeds will be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. The balance under this arrangement is $328,635 at September 30, 1995. It is questionable whether MV will fund the remainder. The loan will bear interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan will be secured by the properties, but is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to be subordinate to any such refinancing.

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


                               PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   AMIT, an affiliate of the Managing General Partner, made a loan to the Partnership on August 28, 1991, in the amount of $3,000,000, secured by the Partnership's real property known as Fox Crest Apartments, on a non-recourse basis. AMIT now asserts that the loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December of 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership at a time when such person was not in fact an officer of such entity. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, Angeles agreed to cooperate with the Partnership in any action commenced by or against them by AMIT asserting that the $3,000,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership withdrew its claim on August 9, 1995. The Partnership has been in and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

   MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

     10.13 Purchase Agreement - Building 47 of the Dayton Industrial Complex - between the Partnership and Miller-Valentine Partners, dated March 20, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.14 Amendment to and Assignment of Purchase Agreement - Building 47 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 27, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.15 Amendment to Purchase Agreement - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 15, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.16 Third Amendment to Purchase Agreement - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated July 19, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.17 Assignment of Permits, Etc. - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated August 22, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.18 Assignment and Assumption of Leases and Security Deposits - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated August 22, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.19 Assignment of Warranties - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated August 22, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.20 Bill of Sale and Assignment - Building 47 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated August 22, 1995, incorporated by reference to Form 8-K dated August 31, 1995.

     10.21  Limited Warranty Deed - Building 47 of the Dayton Industrial Complex
            - between the Partnership and Mid-States Development Company, dated August 22, 1995, incorporated by reference to Form 8-K dated August 31,1995.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)  Reports on Form 8-K:

             A Form 8-K dated August 31, 1995 was filed reporting the sale of Building 47 of the Dayton Industrial Complex, located at 3920 Space Drive, Vandalia, Ohio, 45377.


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



                     Date: November 13, 1995