Form 10KSB
period 1995-12-31
ANGELES PARTNERS XIV
filed 1996-03-27
CIK 759859

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-14248

                             ANGELES PARTNERS XIV

      California                                              95-3959771
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                 29602
(Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year. $8,022,914

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Units, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.  Description of Business


   Angeles Partners XIV (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II (the "Managing General Partner"), a California corporation. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners".

   The Partnership, through its public offering of Limited Partnership Units, sold 44,390 units aggregating $44,390,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Managing General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

   The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides property management services to each of the Partnership's investment properties, with the exception of Dayton Industrial Complex, which is property managed by a third party.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment and commercial properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment and commercial properties in its immediate area but with hundreds of similar apartment and commercial properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.



Item 2. Description of Properties

        The following table sets forth the Registrant's investments in properties:


                       Date of
    Property          Purchase      Type of Ownership            Use
 Waterford Square     05/31/85   Fee ownership subject to a    Residential Rental
   Apartments                    first mortgage                487 units

 Fox Crest            06/30/85   Fee ownership subject to a    Residential Rental
   Apartments                    first and second mortgage     244 units

 Dayton Industrial    12/20/85   Fee ownership subject to      Commercial Rental
   Complex (1)                   first, second and third       586,395 sq. ft.
                                 mortgages

(1) During 1995 and 1994, the Partnership disposed of the following buildings of the Dayton Industrial Complex; Building 47 was sold on August 31, 1995, Building 54 was sold on December 28, 1994, Building 57 was lost through foreclosure on June 18, 1994, and Buildings 64 and 66 were sold on February 18, 1994.


Schedule of Properties:

                                  Gross
                                Carrying     Accumulated                       Federal
 Property                         Value    Depreciation      Rate    Method    Tax Basis
 Waterford Square Apartments  $16,784,878   $ 8,695,396    5-20 yrs   (1)    $ 7,382,841
 Fox Crest Apartments           9,253,301     4,905,789    5-20 yrs   (1)      3,785,474
 Dayton Industrial
   Complex                     26,869,780    13,342,954    5-20 yrs   S/L     14,448,434

                              $52,907,959   $26,944,139                      $25,616,749

(1) S/L and accelerated


See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


                         Principal                                        Principal
                         Balance At                                        Balance
                        December 31,   Interest    Period     Maturity     Due At
 Property                   1995         Rate     Amortized     Date      Maturity
 Waterford Square
   Apartments
   1st mortgage         $11,830,899     9.50%      35 yrs      08/2024   $   99,518
 Fox Crest
   Apartments
   1st mortgage,
      in default          6,558,026     10.25%      5 yrs      08/1994    6,558,026
 Dayton Industrial
   Complex
   Note payable (8)         306,904     10.00%       (3)       03/2002      306,904
   3rd mortgage           1,364,037     10.00%       (3)       03/2002    1,364,037
 Building 41
   1st mortgage           1,253,064     10.50%     30 yrs      09/2007       15,381
   2nd mortgage           2,214,419     10.00%       (2)       12/1997    2,214,419
 Building 45
   1st mortgage,
      in default          1,045,104     9.375%     28 yrs      12/1995    1,045,104
   2nd mortgage           2,377,515     10.00%       (2)       12/1997    2,377,515
 Building 52
   1st mortgage,          1,041,575     11.25%     32 yrs      12/1995    1,041,575
   2nd mortgage             855,869     10.00%       (2)       12/1997      855,869
 Building 53
   1st mortgage,
      in default          1,083,978     10.00%     27 yrs      03/2007       11,609
   2nd mortgage           1,369,355     10.00%       (2)       12/1997    1,369,355
 Building 55
   Mortgage               2,081,425     10.00%       (2)       12/1997    2,081,425
 Building 59/63
   1st mortgage           4,543,680     10.00%       (4)       05/1998    4,543,680
   2nd mortgage             563,606     10.00%       (2)       12/1997      563,606
 Angeles Partners XIV
   Working capital
      loan (7)            1,281,131      (5)         (1)       11/1997    1,281,131
   Working capital
      loan (7)            3,295,362      (5)         (1)       11/1997    3,295,362
   Note payable,
      in default (6)      1,175,000     12.50%       (1)       03/1996    1,175,000
   Note payable,
      in default (6)        325,000     12.00%       (1)       12/1995      325,000
   Note payable,
      in default (6)      3,000,000     12.50%       (1)       12/1995    3,000,000

                         47,565,949
 Less unamortized
   discount                (124,446)
      Total             $47,441,503                                     $33,524,516

(1)  Interest only payments until maturity.
(2) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.
(3) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.
(4) Monthly payments of interest at the stated rate plus excess cash flow as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.
(5) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.
(6)  Payable to Angeles Mortgage Investment Trust.
(7)  Payable to Angeles Acceptance Pool, L.P.
(8) The note is subordinate to all other mortgage debt on Dayton Industrial Complex.


Average annual rental rates and occupancy for 1995 and 1994 for each property:


                                         Average Annual            Average Annual
                                          Rental Rates                Occupancy
 Property                            1995             1994           1995    1994
 Waterford Square Apartments (1)  $5,772/unit     $5,895/unit        87%      84%
 Fox Crest Apartments              7,229/unit      7,132/unit        96%      95%
 Dayton Industrial Complex (2)      5.74/sq.ft.     6.21/sq.ft.      86%      90%

(1) This investment property has been adversely affected by lay-offs in the aerospace and defense industries, which are both major employers in the area.

(2) This investment property has been adversely affected by the build-up of commercial space in the area.


      As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1995 for each property were:

                                             1995            1995
                                           Billing           Rate

 Waterford Square Apartments             $  137,748         5.80%
 Fox Crest Apartments                       160,272         7.97%
 Dayton Industrial Complex                  218,977         5.46%

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for the Dayton Industrial Complex:

                         Square Footage     Annual Rent
 Nature of Business          Leased       Per Square Foot   Lease Expiration

 Woodwork equipment
  manufacturer              115,000           $ 3.34            08/31/99
 Computer software          113,897            14.68            07/31/96


   The following schedule shows lease expirations for the commercial property, Dayton Industrial Complex, for 1996 and thereafter:

                          Number of                               % of Gross
                         Expirations  Square Feet   Annual Rent  Annual Rent

          1996                13          181,527   $2,005,484      54.32%
          1997                4            39,652      171,922       4.66%
          1998                4            68,254      331,867       8.99%
          1999                2           116,444      402,872      10.91%
          2000                2             3,168       38,938       1.05%

The Managing General Partner is currently in negotiations to renew leases that are expiring and to attract new tenants to the property. However, the outcome of such negotiations can not be presently determined.


Item 3. Legal Proceedings

   On December 11, 1995, Angeles Mortgage Investement Trust ("AMIT"), filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1,1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, whereupon the property which secured the note was foreclosed upon. A default judgement in the amount of $1,774,558 has been sought as a result of this action. Subsequently, however, negociations have resulted in a tentative agreement to resolve this matter. Such agreement is expected to be executed during the first six months of 1996.

  MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Item 4. Submission of Matters to a Vote of Security Holders

   The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 44,390 Limited Partnership Units during its offering period through February 18, 1986, and currently has 44,139 Limited Partnership Units outstanding and 4,452 Limited Partners of record. There is no intention to sell additional Limited Partnership
Units nor is there an established market for these Units.   The Partnership
presently does not generate positive cash flow and is unable to make distributions.

   During 1994, the number of Limited Partnership Units decreased by 251 due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There were no abandonments during 1995.


Item 6. Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership realized a net loss of $3,293,340 for the year ended December 31, 1995, versus a net loss of $1,331,933 for the year ended December 31, 1994. The increased net loss can be primarily attributed to significant gains recognized in 1994 on the sale of investment properties and extinguishment of debt upon the foreclosure and sale of investment properties (see discussion below).


   The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995, Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994, and Building 54 of the Dayton Industrial Complex on December 28, 1994. Also, on June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure (See discussion below). As a result of these transactions, the Partnership realized decreases in rental income, other income, tenant reimbursements and the following expenses: operating, property management fees, depreciation and interest.

   The decrease in other income was also offset by increases in lease cancellation fees and late charges at Fox Crest Apartments. Property tax expense decreased at Fox Crest Apartments and Waterford Square Apartments due to a decrease in the assessed valuations. General and administrative expense decreased primarily due to a decrease in cost reimbursements for partnership accounting, investor relations and asset management services. Bad debt expense relates to past-due rents from tenants of the Dayton Industrial Complex which have been deemed uncollectible.

   As mentioned previously, the Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale of Building 47 were $4,095,964 which were used to payoff the first mortgage and paydown the second mortgage. The Partnership recognized a $78,078 gain on the sale. The remaining balance of the second mortgage was forgiven, resulting in an extraordinary gain on debt forgiveness of $895,203.

   At December 31, 1994, the gain on sale of investment properties of $1,788,147 represents the sale of Buildings 64, 66 and 54 of the Dayton Industrial Complex. The loss of $570,258 on transfer of property in foreclosure represents the difference between the fair value of Building 57 of the Dayton Industrial Complex and the net book value of the property. The extraordinary gain on early extinguishment of debt is also attributable to the disposition of these buildings. Of the total $2,243,516 gain on early extinguishment of debt, $935,667 relates to the sale of Buildings 64 and 66 and $1,307,849 relates to the foreclosure of Building 57.

   Finally in 1994, several roofs at the Fox Crest Apartments investment property were replaced. The Partnership realized a $33,204 loss on the disposal of property as a result of the write-off of the roofs that were not fully depreciated.

   The Managing General Partner continues to monitor the rental market environment at its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

   At December 31, 1995, the Partnership had cash and cash equivalents of $223,061 as compared to cash and cash equivalents of $182,815 as of December 31, 1994. Cash flows from operating activities decreased due to increases in escrows for taxes and insurance and a decrease in other liabilities. Decreased proceeds from sales in 1995, as compared to 1994, resulted in decreased cash flow from investing activities. Decreased proceeds from sales lead to decreased repayment of loans resulting in lesser cash used in financing activities in 1995 versus 1994.

   In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty("MV"), an Ohio corporation. An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the second mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties cash flow, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $1,000,000 for working capital requirements of which $306,904 is outstanding at December 31, 1995. Such loan proceeds will be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. It is questionable whether MV will fund the remainder. The loan will bear interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan is secured by the properties and is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to subordinate its debt to any such refinancing.

   The Partnership has agreed to pay MV property management fees, leasing commissions, and financing fees and sales commissions upon the refinancing or sale of the properties. The Partnership will receive the first $3,000,000 of excess cash from operations, refinancing or sales of the properties less unrefunded arrearages. Thereafter, the agreement provides that MV shall receive as incentive for providing property management, leasing and asset management services to the Partnership, two-thirds of the next $12,000,000 of excess cash proceeds generated by the properties. Cash in excess of $15,000,000 shall be shared equally by MV and the Partnership.

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

   The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due principally to the inability to make interest payments as due and due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at December 31, 1995 is $14,228,683.

   Fox Crest Apartment is in default on its non-recourse first mortgage in the amount of $6,558,026 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender and others for terms with a lower interest rate and reduced fees.


   The Dayton Industrial Complex contains seven buildings. The Partnership is in default on Dayton Building 53's non-recourse first mortgage in the amount of $1,083,978 due to delinquent taxes of approximately $20,000. The Partnership is in default on Dayton Building 45's non-recourse first mortgage in the amount of $1,045,104 due to maturity and delinquent taxes of approximately $26,000. Subsequent to December 31, 1995, the Partnership entered into contracts to sell Buildings 45 and 52 of the Dayton Industrial Complex for $2,668,900 and $1,625,000, respectively. Dayton Building 52's non-recourse first mortgage in the amount of $1,041,575 which matured December 1995 has been extended through May 1996 due to the pending sale. Due to significant debt secured by these properties, there will be no proceeds available to the Partnership. The Partnership is investigating the possibility of selling additional buildings at Dayton Industrial Complex.

   The unsecured indebtedness to AMIT in the amount of $4,500,000 is in default due to non-payment of interest, as well as maturity, for the $3,000,000 and $325,000 notes. In 1995 AMIT brought suit against the Partnership to protect its interest in this indebtedness, and the Partnership is currently in negotiations with AMIT to amend these notes to require interest only payments based on available cash flow, as defined. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

   As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.




Item 7. Financial Statements

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS


        Report of Independent Auditors

        Balance Sheet - December 31, 1995

        Statements of Operations - Years ended December 31, 1995 and 1994

        Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

        Statements of Cash Flows - Years ended December 31, 1995 and 1994

        Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying balance sheet of Angeles Partners XIV as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners XIV as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership is in default on certain loans and does not generate sufficient cash flows to meet current operating requirements. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 26, 1996
                              ANGELES PARTNERS XIV

                                  BALANCE SHEET


                                December 31, 1995
 Assets
    Cash and cash equivalents:
      Unrestricted                                                    $    223,061
      Restricted--tenant security deposits                                  95,947
    Accounts receivable, net of allowance of $50,067                        34,769
    Escrow for taxes and insurance                                         516,110
    Restricted escrows                                                     285,106
    Other assets                                                           748,694
    Investment properties (Notes C, D and G):
        Land                                            $  4,164,166
        Buildings and related personal property           48,743,793
                                                          52,907,959
        Less accumulated depreciation                    (26,944,139)   25,963,820

                                                                      $ 27,867,507

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                  $     96,229
    Tenant security deposits                                               133,054
    Accrued taxes                                                          484,362
    Accrued interest                                                     3,811,244
    Due to affiliates (Note F)                                             757,664
    Other liabilities                                                      134,696
    Notes payable, including $13,187,108 in
       default (Notes D, F and G)                                       47,441,503

 Partners' Deficit
    General partner                                     $   (633,270)
    Limited partners (44,139 units
       issued and outstanding)                           (24,357,975)  (24,991,245)

                                                                      $ 27,867,507

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XIV

                            STATEMENTS OF OPERATIONS


                                                          Years Ended December 31,
                                                            1995            1994
 Revenues:
   Rental income                                        $ 7,793,571    $ 8,735,139
   Other income                                             229,343        294,690
       Total revenues                                     8,022,914      9,029,829
 Expenses:
   Operating                                              1,785,849      1,830,062
   General and administrative                               265,670        371,879
   Property management fees (Note F)                        363,047        401,005
   Maintenance                                              744,801        805,333
   Depreciation                                           2,782,493      3,240,421
   Amortization                                             136,638        109,441
   Interest                                               5,859,181      6,485,688
   Property taxes                                           352,225        585,174
   Bad debt expense                                          28,395         21,672
   Tenant reimbursements                                    (28,764)       (60,712)
       Total expenses                                    12,289,535     13,789,963

 Loss before gain on sale of investment
   property, loss on transfer of property in
   foreclosure, loss on disposal of property and
   extraordinary item                                    (4,266,621)    (4,760,134)

 Gain on sale of investment properties (Note C)              78,078      1,788,147
 Loss on transfer of property in foreclosure (Note C)            --       (570,258)
 Loss on disposal of property                                    --        (33,204)

       Loss before extraordinary items                   (4,188,543)    (3,575,449)

 Extraordinary gain on extinguishment of
   debt (Note C)                                            895,203      2,243,516

       Net loss                                         $(3,293,340)   $(1,331,933)

 Net loss allocated to general partner (1%)             $   (32,933)   $   (13,319)
 Net loss allocated to limited partners (99%)            (3,260,407)    (1,318,614)
       Net loss                                         $(3,293,340)   $(1,331,933)
 Per limited partnership unit:
   Loss before extraordinary item                       $    (93.95)   $    (79.74)
   Extraordinary item                                         20.08          50.04
       Net loss                                         $    (73.87)   $    (29.70)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XIV

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT


                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner      Partners        Total
 Original capital contributions      44,390     $   1,000    $ 44,390,000  $ 44,391,000

 Partners' deficit at
    December 31, 1993                44,390     $(587,018)   $(19,778,954) $(20,365,972)

 Abandoned Limited Partnership
    Units (Note J)                     (251)           --              --            --

 Net loss for the year
    ended December 31, 1994              --       (13,319)     (1,318,614)   (1,331,933)

 Partners' deficit at
    December 31, 1994                44,139      (600,337)    (21,097,568)  (21,697,905)

 Net loss for the year ended
    December 31, 1995                    --       (32,933)     (3,260,407)   (3,293,340)

 Partners' deficit at
    December 31, 1995                44,139     $(633,270)   $(24,357,975) $(24,991,245)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XIV

                            STATEMENTS OF CASH FLOWS


                                                              Years Ended December 31,
                                                                1995           1994
Cash flows from operating activities:
    Net loss                                               $(3,293,340)  $ (1,331,933)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                           2,782,493      3,240,421
      Amortization of discounts, loan costs,
        and leasing commissions                                258,785        303,620
      Extraordinary gain on extinguishment of debt            (895,203)    (2,243,516)
      Loss on transfer of property in foreclosure                   --        570,258
      Gain on sale of investment properties                    (78,078)    (1,788,147)
      Bad debt expense                                          28,395         21,672
      Loss on disposal of asset                                     --         33,204
    Change in accounts:
      Restricted cash                                            3,966         (9,233)
      Accounts receivable                                      (17,317)          (654)
      Escrows for taxes and insurance                         (137,559)       (65,988)
      Other assets                                             (92,112)      (243,738)
      Accounts payable                                           6,606         22,636
      Tenant security deposit liabilities                      (78,309)       (15,307)
      Accrued taxes                                            (74,529)      (112,153)
      Other escrows                                                 --        102,424
      Accrued interest                                       2,652,528      2,884,431
      Due to affiliates                                        173,249        252,185
      Other liabilities                                        (50,793)      (157,100)

        Net cash provided by operating activities            1,188,782      1,463,082

Cash flows from investing activities:
    Property improvements and replacements                    (281,488)      (899,663)
    Proceeds from sale of investment property                4,095,964      9,376,917
    Deposits to restricted escrows                            (120,787)            --
    Withdrawals from restricted escrows                        108,298             --

      Net cash provided by investing activities              3,801,987      8,477,254

Cash flows from financing activities:
    Principal payments on notes payable                       (931,120)    (1,003,250)
    Repayment of loans                                      (4,089,544)   (10,885,749)
    Additions to notes payable                                  70,141      1,617,832

      Net cash used in financing activities                 (4,950,523)   (10,271,167)

Net increase (decrease) in cash and cash equivalents            40,246       (330,831)
Cash and cash equivalents at beginning of year                 182,815        513,646
Cash and cash equivalents at end of year                   $   223,061   $    182,815
Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 2,983,683   $  3,559,179
    Interest on notes transferred to notes payable         $ 1,279,092   $  1,087,437

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XIV
                             (A Limited Partnership)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosures

During the year ended December 31, 1994, Building 57 of the Dayton Industrial Complex was foreclosed upon by the respective lender. In connection with these non-cash transactions, the following accounts were adjusted:

                                        1994

 Other Assets                      $   (13,544)
 Investment Properties              (1,928,358)
 Accounts Payable                        9,066
 Property Tax Payable                   26,894
 Interest Payable                      563,994
 Notes Payable                       2,079,539

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XIV
                             (A Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1995

Note A - Going Concern

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due principally to the inability to make interest payments as due and due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at December 31, 1995 is $14,228,683.

Fox Crest Apartment is in default on its non-recourse first mortgage in the amount of $6,558,026 due to its maturity in August 1994. The lender has offered to refinance the debt and the Partnership is negotiating with the lender and others for terms with a lower interest rate and reduced fees.

The Dayton Industrial Complex contains seven buildings. The Partnership is in default on Dayton Building 53's non-recourse first mortgage in the amount of $1,083,978 due to delinquent taxes of approximately $20,000. The Partnership expects to cure this default in 1996. The Partnership is in default on Dayton Building 45's non-recourse first mortgage in the amount of $1,045,104 due to maturity and delinquent taxes of approximately $26,000. In addition, Dayton Building 52's non-recourse first mortgage in the amount of $1,041,575 which matured December 1995 has been extended through May 1996 due to the pending sale. Subsequent to December 31, 1995, the Partnership entered into contracts to sell Buildings 45 and 52 of the Dayton Industrial Complex for $2,668,900 and $1,625,000, respectively. Due to significant debt secured by this property, there will be no proceeds available to the Partnership. The Partnership is investigating the possibility of selling some or all of the buildings at Dayton Industrial Complex.

The unsecured indebtedness to AMIT in an amount of $4,500,000 is in default due to non-payment of interest and maturity of two of the notes with principal balances of $3,000,000 and $325,000. In 1995 AMIT brought suit against the Partnership to protect its interest in this indebtedness, and the Partnership is currently in negotiations with AMIT to amend these notes to require interest only payments based on available cash flow, as defined. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Organization and Significant Accounting Policies

Organization: Angeles Partners XIV (the "Partnership or "Registrant") is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates two residential properties and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its 99% owned partnership, Waterford Square Apartments, Ltd. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partner until it has received its cumulative distributions equal to 3% of the aggregate Disposition Prices of all properties, mortgages or other investments sold ("Initial Incentive Interest") and (iv) Thereafter, 85% to the Partners in proportion to their interests and 15% to the General Partner ("Final Incentive Interest").

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The carrying amount reported in the balance sheet approximates fair value.

Tenant Security Deposits: The Partnership requires security deposits from all tenants for the duration of the lease. Deposits are refunded when the tenant vacates the apartment or commercial space if there has been no damage to it.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Note B - Organization and Significant Accounting Policies (continued)

Depreciation: Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed utilizing the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Loan Costs: Loan costs of $897,903, which are included in "Other assets," are being amortized on a straight-line basis over the lives of the loans. At December 31, 1995, accumulated amortization is $345,075.

Lease Commissions: Lease commissions of $186,427, which are included in "Other assets," are being amortized on a straight-line basis over the term of the respective leases. At December 31, 1995, accumulated amortization is $126,884.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial property lease terms are generally from one month to ten years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note D").

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.


Note C - Foreclosure and Sale of Properties

The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale of Building 47 were $4,095,964 which were used to pay off the first mortgage and pay down the second mortgage. The Partnership recognized a gain on the sale of $78,078 and an extraordinary gain on extinguishment of debt of $895,203.

On June 18, 1994, the Partnership lost Building 57 of the Dayton Industrial Complex through foreclosure by the holder of the first mortgage note. This property was not generating sufficient cash flow to pay monthly operating expenses, meet debt service requirements or make the necessary capital improvements. The total outstanding debt on the mortgage payable at the time of the foreclosure was $2,079,539. The net fair value and the recorded net book value less related net operating liabilities as of the date of foreclosure totalled $1,369,949 and $1,940,207, respectively. The net gain on foreclosure amounted to $737,591, of which $570,258 represented a loss on transfer of property in foreclosure and $1,307,849 represented a gain on extinguishment of related debt. The loss on transfer of assets represents the difference between fair value and the net book value of the properties surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debts extinguished pursuant to foreclosure.

The Partnership sold Buildings 64 and 66 of the Dayton Industrial Complex on February 18, 1994, and sold Building 54 on December 28, 1994. Proceeds from the sales were $9,376,917, which were used to reduce the indebtedness of these buildings. The Partnership recognized a gain on the sales of $1,788,147 and an extraordinary gain on extinguishment of debt of $935,667.


Note D - Notes Payable

The principle terms of notes payable are as follows:


                         Monthly                           Principal     Principal
                         Payment      Stated                Balance      Balance At
                        Including    Interest  Maturity      Due At     December 31,
   Property              Interest      Rate      Date      Maturity         1995
 Waterford Square
   Apartments
   1st mortgage           $100,319     9.50%    8/2024    $   99,518     $11,830,899
 Fox Crest
   Apartments
   1st mortgage,
     in default             61,562    10.25%    8/1994     6,558,026       6,558,026
 Dayton Industrial
   Complex
   Note payable (8)          (3)      10.00%    3/2002       306,904         306,904
   3rd mortgage              (3)      10.00%    3/2002     1,364,037       1,364,037
 Building 41
   1st mortgage             15,503    10.50%     9/2007       15,381       1,253,064
   2nd mortgage              (2)      10.00%    12/1997    2,214,419       2,214,419
 Building 45
   1st mortgage,
     in default             12,650    9.375%    12/1995    1,045,104       1,045,104
   2nd mortgage              (2)      10.00%    12/1997    2,377,515       2,377,515


Note D - Notes Payable (continued)


                         Monthly                           Principal     Principal
                         Payment      Stated                Balance      Balance At
                        Including    Interest  Maturity      Due At     December 31,
   Property              Interest      Rate      Date      Maturity         1995
 Building 52
   1st mortgage,            10,245    11.25%    12/1995    1,041,575       1,041,575
   2nd mortgage               (2)     10.00%    12/1997      855,869         855,869
 Building 53
   1st mortgage,
     in default             13,413    10.00%     3/2007       11,609       1,083,978
   2nd mortgage               (2)     10.00%    12/1997    1,369,355       1,369,355
 Building 55
   Mortgage                   (2)     10.00%    12/1997    2,081,425       2,081,425
 Building 59/63
   1st mortgage               (4)     10.00%     5/1998    4,543,680       4,543,680
   2nd mortgage               (2)     10.00%    12/1997      563,606         563,606
 Angeles Partners XIV
   Working capital
     loan (7)                 (5)      (5)      11/1997    1,281,131       1,281,131
   Working capital
     loan (7)                 (5)      (5)      11/1997    3,295,362       3,295,362
   Note payable,
     in default (6)         12,240    12.50%     3/1996    1,175,000       1,175,000
   Note payable,
     in default (6)          3,250    12.00%    12/1995      325,000         325,000
   Note payable,
     in default (6)         31,250    12.50%    12/1995    3,000,000       3,000,000
                                                                          47,565,949
 Less unamortized
   discounts                                                                (124,446)

     Totals               $260,432                       $33,524,516     $47,441,503

(1)   Interest only payments until maturity.
(2) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.
(3) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.
(4) Monthly payments of interest at the stated rate plus excess cash flow, as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.
(5) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.
(6)   Payable to AMIT
(7)   Payable to Angeles Acceptance Pool, L.P.
(8) The note is subordinate to all other mortgage debt on Dayton Industrial Complex.


The estimated fair value of the Partnership's aggregate mortgage notes payable is approximately $19,000,000, excluding debt in default, as compared to the carrying value of $17,627,643. This estimate is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second and third mortgages and debt to affiliates (see "Note F") as there is no market in which the Partnership could obtain similar financing.

The Dayton Industrial Complex's investment properties were acquired subject to notes with interest rates lower than the market rate of interest prevailing at the respective dates of acquisition. The initial value of the investment properties used in the financial statements was based upon the present value of the future note payments discounted at 10.5% - 12.0%, which were the prevailing market rates on the respective dates of acquisition. The related present value discounts are being amortized over the life of the loan.

At December 31, 1995, the first mortgage secured by Foxcrest Apartments, the first mortgages secured by Dayton Buildings 45, 52 and 53, and the Partnership debt to AMIT are in default. The first mortgage secured by Foxcrest Apartments is in default due to non-payment upon maturity. The Partnership is currently pursuing an extension of the debt with the mortgage holder or alternate financing opportunities. The first mortgage secured by Dayton Building 45 is in default due to non-payment upon maturity in December 1995 and due to delinquent taxes. The first mortgage secured by Dayton Building 52 which matured December 1995 has been extended through May 1996 due to the pending sale. The first mortgage secured by Dayton Building 53 is in default due to delinquent taxes. The Partnership's $325,000 and $3,000,000 debt to AMIT are in default due to non-payment upon maturity in December 1995. The $1,175,000 debt to AMIT is in default due to non-payment of interest. The Managing General Partner is investigating the possibility of selling some or all of the buildings at the Dayton Complex to pay off some of the debt. Also, Miller Valentine Realty, exclusive leasing agent, property manager and sales agent for the Dayton Industrial Complex, has agreed to lend the Partnership up to $1,000,000 for working capital requirements, of which $306,904 is outstanding at December 31, 1995. The loan bears interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely. The Waterford Square Apartments mortgage is guaranteed by HUD.

Note D - Notes Payable (continued)

Mortgage notes payable totalling $38,489,456 are nonrecourse and are secured by pledge of certain of the Partnership s investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1995, are as follows:
                   1996                         $14,369,308
                   1997                          14,193,889
                   1998                           4,714,987
                   1999                             189,080
                   2000                             208,704
                Thereafter                       13,889,981

                                                $47,565,949

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable income (loss) result primarily from (1) amortization of loan discounts, (2) depreciation over different methods and lives and on differing cost bases of the properties, (3) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable income (loss):

                                                  1995            1994

 Net loss as reported                         $(3,293,340)    $(1,331,933)
 Add (deduct):
     Depreciation differences                     863,414       1,101,510
     Unearned income                              (47,670)         88,110
     Discounts on notes payable                    59,729          88,483
     Book-tax difference on
        sale/foreclosures                        (221,156)        652,848
     Book-tax difference on investments                --        (445,854)
     Other                                         67,037          64,472

 Federal taxable (loss) income                $(2,571,986)     $  217,636

 Federal taxable (loss) income per
     limited partnership unit                 $    (57.69)     $     4.88

Note E - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


        Net liabilities as reported                $(24,991,245)
        Land and buildings                              (23,485)
        Accumulated depreciation                       (323,586)
        Syndication and distribution costs            6,046,556
        Other                                          (136,352)

        Net liabilities - Federal tax basis        $(19,428,112)


Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates in 1995 and 1994:

                                                 1995          1994

 Property management fees                      $231,168      $226,742

 Reimbursement for services of
   affiliates, including $757,664
   accrued at December 31, 1995                 182,534       287,244

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc., an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles AAP resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

Note F - Transactions with Affiliated Parties (continued)

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,493 at December 31, 1995 with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan
was $493,040  and $428,818 in 1995 and 1994, respectively.   Accrued interest
was $1,317,851 at December 31, 1995.

AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties. Total indebtedness of $4,500,000 was in default at December 31, 1995. Total interest expense on this financing was $916,091 and $773,940 in 1995 and 1994, respectively. Accrued interest was $2,312,460 at December 31, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted it shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Note F - Transactions with Affiliated Parties (continued)

The Partnership has agreed to pay Miller Valentine Realty ("MV") property management fees, leasing commissions, and financing fees and sales commissions upon the refinancing or sale of the properties. The Partnership will receive the first $3,000,000 of excess cash from operations, refinancing or sales of the properties less unrefunded arrearages. Thereafter, the agreement provides that MV shall receive, as incentive for providing property management, leasing and asset management services to the Partnership, two-thirds of the next $12,000,000 of excess cash proceeds generated by the properties. Cash in excess of $15,000,000 shall be shared equally by MV and the Partnership.

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


Note G - Investment Properties and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                                             Cost
                                                            Buildings    Capitalized
                                                          and Related     (Removed)
                                                            Personal    Subsequent to
 Description                  Encumbrances       Land       Property     Acquisition
 Waterford Square Apartments   $11,830,899   $1,382,103   $13,478,897    $  1,923,878
 Fox Crest Apartments            6,558,026      860,579     8,198,421         194,301
 Dayton Industrial Complex      20,100,531    3,922,079    53,824,921     (30,877,220)
 Angeles Partners XIV            9,076,493           --            --              --

     Totals                    $47,565,949   $6,164,761   $75,502,239    $(28,759,041)

Note G - Investment Properties and Accumulated Depreciation (continued)


                                             Gross Amount At Which Carried
                                                  At December 31, 1995

                                                  Buildings
                                                 And Related
                                                  Personal                    Accumulated       Date     Depreciable
    Description                      Land        Property         Total       Depreciation    Acquired    Life-Years
 Waterford Square Apartments      $1,382,103    $15,402,775   $16,784,878     $ 8,695,396     05/31/85     5-20 yrs
 Fox Crest Apartments                860,579      8,392,722     9,253,301       4,905,789     06/30/85     5-20 yrs
 Dayton Industrial Complex         1,921,484     24,948,296    26,869,780      13,342,954     12/20/85     5-20 yrs

       Totals                     $4,164,166    $48,743,793    $52,907,959    $26,944,139

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 7 years.

Reconciliation of  Investment Properties and Accumulated Depreciation :

                                            Year Ended December 31,
                                              1995           1994
 Investment Properties

 Balance at beginning of year            $ 59,635,486    $ 75,960,506
     Property improvements                    281,488         899,663
     Dispositions                          (7,009,015)    (17,224,683)

 Balance at end of Year                  $ 52,907,959    $ 59,635,486

 Accumulated Depreciation

 Balance at beginning of year            $ 27,252,129    $ 31,907,226
    Additions charged to expense            2,782,492       3,240,421
    Dispositions                           (3,090,482)     (7,895,518)
 Balance at End of Year                  $ 26,944,139    $ 27,252,129

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1995 and 1994, is $52,884,474 and $59,525,703. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $27,267,725 and $28,129,328, respectively.

Note H - Major Tenants

Rent from a tenant exceeding 10% of rental income for 1995 was as follows:

                                       1995      1995        1994       1994

 Computer Sciences Corporations    $1,685,354    21.6%    $1,464,739    16.8%


Note I - Leases

The Partnership generally leases apartment units for twelve-month terms or less. The leases relating to the Partnership's Dayton Industrial Complex investment property include long-term non-cancelable leases. As of December 31, 1995, the minimum lease amounts to be received under such non-cancelable leases, were as follows:

                  1996                     $2,112,299
                  1997                        837,899
                  1998                        564,684
                  1999                        310,475
                  2000                         18,742
               Thereafter                          --

                 Total                     $3,844,099


Note J - Abandonment of Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 251 due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units a Limited Partner relinquishes all right, title and interest in the Partnership as a of the date of abandonment. However, the limited partner is allocated his or her share of income (loss) for that year. The loss per Limited Partnership Unit in the accompanying statements of opera-tions is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments in 1995.


Item 8. Changes in and Disagreements with Accountant on Accounting and FinancialDisclosures

   There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The name of the directors and executive officers of Angeles Realty Corpora-tion II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:


             Name                      Age            Position

     Carroll D. Vinson                 55            President

     William H. Jarrard, Jr.           49            Vice President

     John K. Lines                     36            Vice President and
                                                     Secretary

     Kelley M. Buechler                38            Assistant Secretary

     Robert D. Long, Jr.               28            Controller and Principal
                                                     Accounting Officer


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P. and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

Item 10.  Executive Compensation

     No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note F" of the Financial Statements included under "Item 7", which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of January 1, 1996, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the Managing General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agree-ment and to purchase the Managing General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the Managing General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Such determi-nation of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC II.

      During the years ended December 31, 1995, and December 31, 1994, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note F" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


Item 13.   Exhibits and Reports on Form 8-K


           (a)    Exhibits required by Item 601 of Regulation S-B:  Refer to
                  Exhibit Index in this report.


           (b) No reports on Form 8-K were filed in the fourth quarter of 1995.


                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ANGELES PARTNERS XIV
                                      (A California Limited Partnership)
                                      (Registrant)


                                      By:   Angeles Realty Corporation II



                                      By:   /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President

                                      Date: March 27, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson            President                March 27, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.          Controller and           March 27, 1996
Robert D. Long, Jr.             Principal Accounting
                                Officer










                                  EXHIBIT INDEX


  Exhibit

   3.1 Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

   10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Waterford Square Apartments filed in Form 8K dated May 31, 1985 incorporated herein by reference.

   10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Fox Crest Apartments filed in form 8K dated June 30, 1985 incorporated herein by reference.

   10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Dayton Industrial Complex filed in form 8K dated December 20, 1985 incorporated herein by reference.

   10.4 Agreement of Purchase and Sale of Real Property with Exhibits - Camelot Village Apartments filed in Form 8K dated March 31, 1987 incorporated herein by reference.

   10.5 Agreement of Purchase and Sale of Real Property with Exhibits - Glenwood Plaza Shopping Center filed in form 8K dated March 31, 1987 incorporated herein by reference.

   10.6 Glenwood Plaza Shopping Center financing disclosed in notes to financial statements filed in Form 10Q dated June 30, 1988 incorporated herein by reference.

   10.7 Promissory note - Waterford Square Apartments financing disclosed in notes to financial statements filed in Form 10K dated December 31, 1989 incorporated herein by reference.

   10.8 Promissory note - Fox Crest Apartments financing disclosed in notes to financial statements filed in Form 10K dated December 31, 1989 incorporated herein by reference.

   10.9              Sale agreement - Cascades Apartments filed in Form 8-K,
                     Exhibit I, dated August 28, 1991 incorporated herein by reference.

   10.10 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

   10.11 Agreement of Purchase and Sale of Real Property with Exhibits - Camelot Village Apartments and Glenwood Plaza Shopping Center filed in Form 8-K dated July 15, 1993 incorporated herein by reference.

   10.12 Agreement of Purchase and Sale of Real Property with Exhibits - Building 54 of the Dayton Industrial Complex Shopping Center filed in Form 8-K dated December 28, 1994 incorporated herein by reference.

   10.13 Agreement of Purchase and Sale of Real Property with Exhibits - Building 47 of the Dayton Industrial Complex Shopping Center filed in Form 8-K dated August 31, 1995 incorporated herein by reference.

   16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.