Form 10QSB
period 1996-03-31
ANGELES PARTNERS XIV
filed 1996-05-14
CIK 759859

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.   FINANCIAL STATEMENTS

a)
                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
    Cash and cash equivalents:
      Unrestricted                                                   $    206
      Restricted--tenant security deposits                                 92
    Accounts receivable, net of allowance of $59                           12
    Escrows for taxes and insurance                                       628
    Restricted escrows                                                    312
    Other assets                                                          731
    Investment properties
         Land                                             $  4,164
         Buildings and related personal property            48,756
                                                            52,920
         Less accumulated depreciation                     (27,553)    25,367
                                                                     $ 27,348


 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                 $    119
    Tenant security deposits                                              128
    Accrued taxes                                                         490
    Accrued interest                                                    4,203
    Due to affiliates                                                     829
    Other liabilities                                                     146
    Notes payable, including $11,751 in default                        47,578

 Partners' Deficit
    General partners                                      $   (645)
    Limited partners (44,139 units issued
       and outstanding)                                    (25,500)   (26,145)
                                                                     $ 27,348

           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended
                                                       March 31,
                                                  1996          1995
 Revenues:
    Rental income                                $ 1,846      $  2,008
    Other income                                      34            94
     Total revenues                                1,880         2,102

 Expenses:
    Operating                                        525           608
    General and administrative                       119            84
    Maintenance                                      221           134
    Depreciation                                     615           722
    Interest                                       1,403         1,398
    Property taxes                                   142           106
    Bad debt                                           9            20
     Total expenses                                3,034         3,072

     Net loss                                    $(1,154)     $   (970)

 Net loss allocated to general
    partners (1%)                                $   (12)     $    (10)
 Net loss allocated to limited
    partners (99%)                                (1,142)         (960)

                                                 $(1,154)     $   (970)

 Net loss per limited
    partnership unit                             $(25.87)     $ (21.75)

           See Accompanying Notes to Consolidated Financial Statements


c)                            ANGELES PARTNERS XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      44,390       $     1       $ 44,390       $ 44,391

 Partners' deficit at
     December 31, 1995               44,139       $  (633)      $(24,358)      $(24,991)

 Net loss for the three months
     ended March 31, 1996                --           (12)        (1,142)        (1,154)

 Partners' deficit at
    March 31, 1996                   44,139       $  (645)      $(25,500)      $(26,145)

           See Accompanying Notes to Consolidated Financial Statements


d)                            ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                   $ (1,154)     $   (970)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                                 615           722
      Amortization of discounts, loan costs, and
       leasing commissions                                          33            64
      Bad debt expense                                               9            20
   Change in accounts:
      Restricted cash                                                4             2
      Accounts receivable                                           14           (31)
      Escrows for taxes and insurance                             (112)          (99)
      Other assets                                                  35            24
      Accounts payable                                              23             8
      Tenant security deposit liabilities                           (5)           (2)
      Accrued taxes                                                  6            --
      Accrued interest                                             670           669
      Due to affiliates                                             65            45
      Other liabilities                                             19            44

       Net cash provided by operating activities                   222           496

Cash flows from investing activities:
   Property improvements and replacements                          (20)         (132)
   Deposits to restricted escrows                                  (27)           --
   Withdrawals from restricted escrows                              --            19

       Net cash used in investing activities                       (47)         (113)

Cash flows from financing activities:
   Principal payments on notes payable                            (151)         (144)
   Loan costs                                                      (41)           --

       Net cash used in financing activities                      (192)         (144)

Net (decrease) increase in cash                                    (17)          239

Cash and cash equivalents at beginning of period                   223           183

Cash and cash equivalents at end of period                     $   206       $   422

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   704       $   688

   Interest on notes transferred to notes payable              $   278       $   350

           See Accompanying Notes to Consolidated Financial Statements

e)                            ANGELES PARTNERS XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at March 31, 1996, is $11,751,000.

At March 31, 1996, Fox Crest Apartments is in default due to maturity on its non-recourse first mortgage in the amount of $6,541,000. Subsequent to March 31, 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of approximately $6,700,000 carries a stated interest rate of 8.00% with a balloon payment due March 12, 2003. Monthly payments of principal and interest will be approximately $56,000.

The Dayton Industrial Complex contains seven buildings. The Partnership is in default on Dayton Building 45's non-recourse first mortgage in the amount of $1,035,000 due to its maturity in December 1995. In addition, Dayton Building 52's non-recourse first mortgage in the amount of $1,040,000, which matured December 1995, was extended through May 8, 1996. Subsequent to March 31, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex for $2,650,000 and $1,637,000, respectively. Due to significant debt secured by these properties, there will be no proceeds available to the Partnership. The Partnership is investigating the possibility of selling some or all of the remaining buildings at Dayton Industrial Complex.

The unsecured indebtedness to AMIT, in the amount of $4,175,000, is in default
due to maturity of the notes.   In 1995 AMIT brought suit against the
Partnership to protect its interest in $1,175,000 of this indebtedness. The Partnership is contemplating granting to AMIT a security interest in the general partnership which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. The Partnership is contemplating granting AMIT a security interest in the beneficiary interest in the trust which owns the Fox
Crest Apartments, as security for $3,000,000 of the AMIT indebtedness.   In
return for granting the aforementioned interests, the Partnership is seeking to have the defaults cleared on the $1,175,000 and $3,000,000 of indebtedness. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

Note A - Going Concern (continued)

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(B) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates during the three months ended March 31, 1996 and 1995, were paid or accrued:

                                                        1996         1995
                                                          (in thousands)

 Property management fees                                 $91          $99

 Reimbursement for services of affiliates
    (total of $829,000 accrued at March 31, 1996)          66           44


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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,000 at March 31, 1996, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $118,000 and $121,000 for the three months ended March 31, 1996 and 1995, respectively. Interest of $1,436,000 was accrued at March 31, 1996.

AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties. Total indebtedness of $4,500,000 was in default at March 31, 1996. Total interest expense on this financing was $255,000 and $215,000 for the three months ended March 31, 1996 and 1995, respectively. Accrued interest was $2,567,000 at March 31, 1996.


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

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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


Note C - Transactions with Affiliated Parties (continued)

In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty, an Ohio corporation ("MV"). An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the secured mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties' cash flows, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $1,000,000 for working capital requirements of which $265,000 is outstanding at March 31, 1996. The balance of such loan proceeds will be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. It is questionable whether MV will fund the remainder. The loan will bear interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan is secured by the properties and is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to subordinate its debt to any such refinancing.

The Partnership has agreed to pay MV property management fees, leasing commissions, and financing fees and sales commissions upon the refinancing or sale of the properties. The Partnership will receive the first $3,000,000 of excess cash from operations, refinancings or sales of the properties less unrefunded arrearages. Thereafter, the agreement provides that MV shall receive, as incentive for providing property management, leasing and asset management services to the Partnership, two-thirds of the next $12,000,000 of excess cash proceeds generated by the properties. Cash in excess of $15,000,000 shall be shared equally by MV and the Partnership.

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

Note D - Subsequent Events

Subsequent to March 31, 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00%, with a balloon payment due March 12, 2003.

In addition, subsequent to March 31, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex for $2,650,000 and $1,637,000, respectively. Due to significant debt secured by these properties, there will be no proceeds available to the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
   Property                                        1996        1995

   Waterford Square Apartments (1)
      Huntsville, Alabama                           85%         88%

   Fox Crest Apartments (1)
      Waukegan, Illinois                            91%         97%

   Dayton Industrial Complex (2)
      Dayton, Ohio                                  84%         90%

(1) Waterford Square Apartments and Fox Crest Apartments had a decrease in occupancy due to attractive interest rates for home buyers and a soft rental market in the area.
(2) Dayton Industrial Complex's occupancy decreased due to several tenants vacating. The efforts by MV to release this space have not been successful.

The Partnership realized a net loss of $1,154,000 for the three months ended March 31, 1996, versus a net loss of $970,000 for the three months ended March 31, 1995. This increased loss is due, in part, to decreased revenues as a result of the sale of Building 47 in the Dayton Industrial Complex on August 31, 1995.

Rental income and other income for the period ended March 31, 1996, as compared to the period ended March 31, 1995, decreased primarily due to the aforementioned sale. In addition, the rental income at Fox Crest Apartments decreased due to lower occupancy and a slight reduction in rental rates.

The sale of Building 47 also contributed to a decrease in operating and depreciation expense. Maintenance and general and administrative expense increased for the period ended March 31, 1996. Increased partnership cost reimbursements and the purchase of an officers' insurance policy contributed to the increase in general and administrative expense. Maintenance expense increased at the Dayton Industrial Complex due to increased snow removal costs, window repairs and painting.

The decrease in interest expense resulting from the sale of Building 47 was offset by an increase in Partnership debt as interest was added to principal. Also, while the sale resulted in a decrease in property tax expense, this decrease was offset by an increase in property tax expense at the Partnership's remaining Dayton properties.

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

At March 31, 1996, the Partnership had unrestricted cash of $206,000 compared to $422,000 at March 31, 1995. Net cash provided by operating activities decreased due in large part to a greater net loss at March 31, 1996. Net cash used in investing activities decreased due to fewer property improvements and replacements. Net cash used in financing activities increased as a result of loan costs incurred as a result of the Managing General Partner's negotiations to refinance the mortgage which encumbers the Waterford Square Apartments investment property.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at March 31, 1996, is $11,751,000.

At March 31, 1996, Fox Crest Apartments is in default due to maturity on its non-recourse first mortgage in the amount of $6,541,000. Subsequent to March 31, 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of approximately $6,700,000 carries a stated interest rate of 8.00%, with a balloon payment due March 12, 2003.

The Dayton Industrial Complex contains seven buildings. The Partnership is in default on Dayton Building 45's non-recourse first mortgage in the amount of $1,035,000 due to maturity in December 1995. In addition, Dayton Building 52's non-recourse first mortgage in the amount of $1,040,000, which matured December 1995, was extended through May 8, 1996. Subsequent to March 31, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex for $2,650,000 and $1,637,000, respectively. Due to significant debt secured by these properties, there will be no proceeds available to the Partnership. The Partnership is investigating the possibility of selling some or all of the remaining buildings at Dayton Industrial Complex.

The unsecured indebtedness to AMIT, in the amount of $4,175,000, is in default
due to maturity of the notes.   In 1995 AMIT brought suit against the
Partnership to protect its interest in $1,175,000 of this indebtedness. The Partnership is contemplating granting to AMIT a security interest in the general partnership which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. The Partnership is contemplating granting AMIT a security interest in the beneficiary interest in the trust which owns the Fox
Crest Apartments, as security for $3,000,000 of the AMIT indebtedness.   In
return for granting the aforementioned interests, the Partnership is seeking to have the defaults cleared on the $1,175,000 and $3,000,000 of indebtedness. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1995, AMIT filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1, 1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, whereupon the property which secured the note was foreclosed upon. A default judgment in the amount of $1,775,000 has been sought as a result of this action. Subsequently, however, negotiations have resulted in a tentative agreement to resolve this matter. Such agreement is expected to be executed during 1996.

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

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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

The Registrant is unaware of any other pending or outstanding litigation that is not of a routine mature. The Managing General Partner of the Registrant believes that all such pending or outstanding, litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits:  None.

            b) Reports on Form 8-K: None filed during the three months ended March 31, 1996.

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

                                 ANGELES PARTNERS XIV

                                 By:   Angeles Realty Corporation II
                                       Managing General Partner


                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 By:   /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President/CAO


                                 Date: May 14, 1996