Form 10QSB
period 1996-06-30
ANGELES PARTNERS XIV
filed 1996-08-12
CIK 759859

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
   Cash and cash equivalents:
      Unrestricted                                                       $   432
      Restricted--tenant security deposits                                    91
    Accounts receivable, net of an allowance of $39                           25
    Escrows deposits for taxes                                               460
    Restricted escrows                                                       384
    Other assets                                                             854
    Investment properties:
      Land                                               $  3,453
      Buildings and related personal property              42,514
                                                           45,967
      Less accumulated depreciation                       (24,787)        21,180
                                                                        $ 23,426

    Liabilities and Partners' Deficit

    Liabilities
      Accounts payable                                                  $    134
      Tenant security deposits                                               105
      Accrued taxes                                                          479
      Accrued interest                                                     2,805
      Due to affiliates                                                      899
      Other liabilities                                                      182
      Notes payable, including $1,175 in
        default                                                           44,254

    Partners' Deficit
      General partners                                   $   (637)
      Limited partners (44,139 units
        issued and outstanding)                           (24,795)       (25,432)

                                                                        $ 23,426

           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                    1996          1995         1996          1995
 Revenues:
   Rental income                  $ 1,672       $ 2,002       $ 3,518      $ 4,010
   Other income                        45            44            79          138
      Total revenues                1,717         2,046         3,597        4,148

 Expenses:
   Operating                          507           555         1,032        1,163
   General and administrative          94            57           213          141
   Maintenance                        176           152           397          286
   Depreciation                       539           722         1,154        1,444
   Interest                         1,203         1,510         2,606        2,908
   Bad debt recovery                  (20)           (7)          (11)          13
   Property taxes                     126           109           268          215
      Total expenses                2,625         3,098         5,659        6,170

   Loss before gain on sale
      of investment property
      and extraordinary item         (908)       (1,052)       (2,062)      (2,022)

 Gain on sale of investment
   property                           495            --           495           --

   Loss before extraordinary
      item                           (413)       (1,052)       (1,567)      (2,022)

 Extraordinary gain on
   extinguishment of debt           1,126            --         1,126           --

         Net income (loss)        $   713       $(1,052)      $  (441)     $(2,022)

 Net income (loss) allocated
   to general partners (1%)       $     7       $   (11)      $    (4)     $   (20)
 Net income (loss) allocated
   to limited partners (99%)          706        (1,041)         (437)      (2,002)

         Net income (loss)        $   713       $(1,052)      $  (441)     $(2,022)

 Per limited partnership unit:
   Loss before extraordinary
      item                       $  (9.26)      $(23.59)      $(35.15)     $(45.36)
   Extraordinary item               25.26            --         25.26           --

         Net income (loss)       $  16.00       $(23.59)      $ (9.89)     $(45.36)

           See Accompanying Notes to Consolidated Financial Statements


c)                            ANGELES PARTNERS XIV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                     Units        Partners      Partners        Total
 Original capital contributions      44,390      $     1        $ 44,390       $ 44,391

 Partners' deficit at
    December 31, 1995                44,139      $  (633)       $(24,358)      $(24,991)

 Net loss for the six months
    ended June 30, 1996                  --           (4)           (437)          (441)

 Partners' deficit at
    June 30, 1996                    44,139      $  (637)       $(24,795)      $(25,432)

           See Accompanying Notes to Consolidated Financial Statements

d)                            ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
    Net loss                                                   $   (441)     $(2,022)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                               1,154        1,444
       Amortization of mortgage discounts, loan costs,
        and leasing commissions                                      72          135
       Extraordinary gain on extinguishment of debt              (1,126)          --
       Gain on sale of investment property                         (495)          --
       Bad debt recovery                                            (11)          --
    Change in accounts:
       Restricted cash                                                5           --
       Accounts receivable                                           21           10
       Escrows for taxes                                             56         (246)
       Other assets                                                 (16)         (54)
       Accounts payable                                              (1)         (40)
       Tenant security deposit liabilities                          (28)           2
       Accrued taxes                                                 22           71
       Accrued interest                                           1,265        1,359
       Due to affiliates                                            135           87
       Other liabilities                                             54          172

        Net cash provided by operating activities                   666          918

 Cash flows from investing activities:
    Property improvements and replacements                          (52)        (181)
    Proceeds from sale of investment property                     4,188           --
    Deposits to restricted escrows                                  (99)         (54)
    Withdrawals from restricted escrows                              --           64

        Net cash provided by (used in) investing activities       4,037         (171)

 Cash flows from financing activities:
    Payments on mortgage notes payable                             (233)        (446)
    Repayments of loans                                         (10,813)          --
    Loan cost                                                      (148)         (67)
    Additions to notes payable                                    6,700           --

            Net cash used in financing activities                (4,494)        (513)

 Net increase in cash and cash equivalents                          209          234

 Cash and cash equivalents at beginning of period                   223          183

 Cash and cash equivalents at end of period                    $    432      $   417

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $  1,297      $ 1,469
 Supplemental disclosure of non-cash investing
    and financing activities:
    Interest on notes transferred to notes payable             $  2,270      $   687
    Property improvements and replacements included
       in accounts payable                                     $     39      $    --
    Mortgage debt cancelled upon sale of investment property   $  1,126      $    --


           See Accompanying Notes to Consolidated Financial Statements


e)                            ANGELES PARTNERS XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on $1,175,000 of its debt obligations due to non-payment upon maturity.

In 1995, Angeles Mortgage Investment Trust ("AMIT") brought suit against the Partnership to protect its interest in $1,175,000 of this indebtedness, which was previously unsecured indebtedness of the Partnership. On April 30, 1996, the Partnership granted to AMIT a security interest in the Partnership's general partner interest in Waterford Square Apartments, Ltd., which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. In April 1996, delinquent accrued interest and late charges of $1,764,000, which had been previously accrued, were added to $3,000,000 (the "Fox Crest Note") of the AMIT indebtedness and the maturity date was extended to the earlier of March 2003 or the occurrence of certain events (see "Note E"). The Partnership granted AMIT a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments, as security for $4,764,000 of the AMIT indebtedness. In return for granting the aforementioned interests, AMIT has agreed not to file a judgement lien directly against the Fox Crest Apartments property. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following expenses owed to the Managing General Partner and affiliates during each of the six months ended June 30, 1996 and 1995 were paid or accrued:


                                                        1996         1995
                                                          (in thousands)

 Property management fees                                $115         $179

 Reimbursement for services of affiliates,
    (Total of $899,000 accrued at June 30, 1996)          137           88

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.


Note C - Transactions with Affiliated Parties (continued)

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,000 at June 30, 1996, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $235,000 and $247,000 for the six months ended June 30, 1996 and 1995, respectively. Accrued interest payable was $1,553,000 at June 30, 1996.

AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties in the amount of $6,264,000. Total interest expense on this financing was $499,000 and $439,000 for the six months ended June 30, 1996 and 1995, respectively. Accrued interest payable was $1,047,000 at June 30, 1996.

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

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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

In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty, an Ohio corporation ("MV"). An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the secured mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties' cash flows, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $1,000,000 for working capital requirements of which $271,000 is outstanding at June 30, 1996. The balance of such loan proceeds may be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. It is questionable whether MV will fund the remainder. The loan bears interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan is secured by the properties and is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to subordinate its debt to any such refinancing.

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


Note D - Sale of Investment Properties

In April 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex, for net sales proceeds of approximately $4,188,000 after payment of closing costs. The Partnership realized a gain of approximately $495,000 on the sales during the second quarter of 1996.

The sales transactions are summarized as follows (amounts in thousands):


         Cash proceeds received                 $ 4,188
         Net real estate (1)                     (3,720)
         Net other liabilities                       27
           Gain on sale of real estate          $   495

   (1)  Net of accumulated depreciation of approximately $3.7 million.


The following unaudited pro-forma information reflects the operations of the Partnership for the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, as if Buildings 45 and 52 had been sold January 1, 1995.


                                          Proforma Results of Operations for the
                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                        1996         1995        1996         1995
                                         (in thousands)            (in thousands)
 Revenues                            $ 1,717      $ 1,862      $ 3,441     $ 3,781
 Loss from continuing
    operations                          (906)        (990)      (1,912)     (1,877)
 Net loss                               (906)        (990)      (1,912)     (1,877)
 Loss per limited partnership unit    (20.32)      (22.20)      (42.88)     (42.10)

Note E - Refinancing

On April 30, 1996, the Partnership refinanced the mortgage encumbering Fox Crest
Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00% with a balloon payment due March 12, 2003. Monthly payments of principal and interest are $56,000.

In April 1996, the Fox Crest Note, held by AMIT, was refinanced, adding previously accrued delinquent interest and late charges of $1,764,000 to the original note amount. The $4,764,000 note is a term loan which matures the earlier of March 2003, or the date of sale or refinance of Fox Crest Apartments, or the occurrence of a default under the terms of the mortgage encumbering Fox
Crest Apartments, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest of 12.5%.


Note F - Subsequent Event

Subsequent to June 30, 1996, the Partnership sold Building 63 of the Dayton
Industrial Complex for $1,950,000. After the payment of closing costs, net proceeds will be applied to the first mortgage. As the first and second mortgage debt is secured by both Buildings 59 and 63, the remaining balance of the first mortgage debt, and the second mortgage debt, will remain an obligation of the Partnership. There will be no proceeds available for distribution.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Waterford Square Apartments
    Huntsville, Alabama (1)                        85%         87%

 Fox Crest Apartments
    Waukegan, Illinois                             94%         96%

 Dayton Industrial Complex
    Dayton, Ohio (2)                               83%         90%

(1) This market area has been adversely affected by lay-offs in the aerospace and defense industries, which are both major employers in the area. Also, low mortgage rates are allowing residents to purchase homes.

(2) Dayton Industrial Complex's occupancy decreased due to several tenants vacating. Attempts to lease the space have proven unsuccessful.

The Partnership generated a net loss for the six months ended June 30, 1996 and June 30, 1995 of $441,000 and $2,022,000, respectively. The Partnership generated net income of $713,000 for the three months ended June 30, 1996, versus a $1,052,000 net loss for the three months ended June 30, 1995. The increase in net income for the three months ended June 30, 1996, versus the three months ended June 30, 1995, and the decrease in net loss for the six months ended June 30, 1996, versus the six months ended June 30, 1995, can be attributed to the sale of Buildings 45 and 52 in the Dayton Industrial Complex on April 8, 1996, and the sale of Building 47 in August of 1995.

Rental income decreases for the period ended June 30, 1996, versus June 30, 1995, due to the sale of buildings were partially offset by increases in rental income at Fox Crest Apartments and Waterford Square Apartments. While there was a decrease in average occupancy at the two apartment properties, there was an increase in average rental rates for the period ended June 30, 1996. Other income decreased due to the sales as well as decreases in cleaning and damage fees, late charges and deposit forfeitures at Fox Crest Apartments.

The sales of Buildings 47, 45 and 52 also contributed to a decrease in operating and depreciation expense for the period June 30, 1996, as compared to June 30, 1995. Maintenance and general and administrative expense increased for the period ended June 30, 1996. Maintenance expense increased at the Dayton
Industrial Complex due to increased snow removal costs, window repairs and painting. Increased partnership cost reimbursements resulted in an increase in general and administrative expense.

The decrease in interest expense resulting from the sales was partially offset by an increase in Partnership debt as interest was added to principal. Also, while the sale resulted in a decrease in property tax expense, this decrease was partially offset by an increase in property tax expense at the Partnership's remaining Dayton properties.

As a result of the sales of Buildings 45 and 52 of the Dayton Industrial
Complex, the Partnership realized a $495,000 gain on the sale of the properties and a related $1,126,000 extraordinary gain on the early extinguishment of debt.

The Managing General Partner continues to monitor the rental market environment at its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and increasing the overall occupancy level.
However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

At June 30, 1996, the Partnership had unrestricted cash of $432,000 compared to $417,000 at June 30, 1995. The decrease in net cash provided by operating activities resulted from a lesser increase in accrued interest and other liabilities and a decrease in cash from operations offset, in part, by a reduction in escrows. Proceeds from the sale of the two buildings at the Dayton
Industrial Complex resulted in an increase in net cash provided by investing activities. Net cash used in financing activities increased due to the repayments of loans for Fox Crest Apartments, due to the refinance, and Buildings 45 and 52 at the Dayton Industrial Complex, due to the sales. This was partially offset by the additions to notes payable from the refinance of Fox
Crest Apartments.

On April 30, 1996, the Partnership refinanced the mortgage encumbering Fox Crest
Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00%, with a balloon payment due March 12, 2003.

In April 1996, the Fox Crest Note, held by AMIT, was refinanced, adding previously accrued delinquent interest and late charges of $1,764,000 to the original note amount. The $4,764,000 note is a term loan which matures the earlier of March, 2003, or the date of sale or refinance of Fox Crest
Apartments, or the occurrence of a default under the terms of the mortgage encumbering Fox Crest Apartments, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest of 12.5%.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at June 30, 1996, is $1,175,000.

The Dayton Industrial Complex contains five buildings.  On April 8, 1996, the
Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex for
$2,587,000 and $1,601,000, respectively, net of selling expenses (see "Note D").
The Partnership is investigating the possibility of selling some or all of the remaining buildings at Dayton Industrial Complex (see "Note F").

In 1995, AMIT brought suit against the Partnership to protect its interest in $1,175,000 of this indebtedness, which was previously unsecured indebtedness of the Partnership. On April 30, 1996, the Partnership granted to AMIT a security interest in the Partnership's general partner interest in Waterford Square
Apartments, Ltd., which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. In April 1996, delinquent accrued interest and late charges of $1,764,000, which had been previously accrued, were added to $3,000,000 (the "Fox Crest Note") of the AMIT indebtedness and the maturity date was extended to the earlier of March 2003 or the occurrence of certain events
(see "Note E"). The Partnership granted AMIT a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments, as security for $4,764,000 of the AMIT indebtedness. In return for granting the aforementioned interests, AMIT has agreed not to file a judgement lien directly against the Fox Crest Apartments property. The mortgage secured by Waterford
Square Apartments and guaranteed by HUD is current and is not in default.  The
Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1995, AMIT filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1, 1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, whereupon the property which secured the note was foreclosed upon. A default judgment in the amount of $1,775,000 had been sought as a result of this action. In April 1996, this matter was resolved by transferring a security interest in the beneficiary interest in the trust which owns Fox Crest
Apartments and a security interest in the general partner interest which owns the Waterford Square Apartments to AMIT in consideration for their not filing a judgement lien against the Fox Crest property.

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

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding, litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            a)    Exhibits:  Exhibit 27, Financial Data Schedule.

            b)    Reports on Form 8-K:  None filed during the three months ended
                  June 30, 1996.


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


                                    Date: August 12, 1996


