Form 10QSB
period 1996-09-30
ANGELES PARTNERS XIV
filed 1996-11-13
CIK 759859

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996

Assets
  Cash and cash equivalents:
    Unrestricted                                                $     411
    Restricted--tenant security deposits                               87
  Accounts receivable, (net of allowance for
    doubtful accounts of $35)                                          20
  Escrows deposits for taxes                                          297
  Restricted escrows                                                  348
  Other assets                                                        852
  Investment properties:
    Land                                           $   3,313
    Buildings and related personal property           39,069
                                                      42,382
    Less accumulated depreciation                    (23,258)      19,124
                                                                $  21,139


Liabilities and Partners' Deficit

  Liabilities
    Accounts payable                                            $     137
    Tenant security deposits                                          100
    Accrued taxes                                                     425
    Accrued interest                                                3,116
    Due to affiliates                                                 985
    Other liabilities                                                 158
    Notes payable, including $1,175
     in default                                                    42,557

  Partners' Deficit
    General partners                               $    (646)
    Limited partners (44,139 units
     issued and outstanding)                         (25,693)     (26,339)
                                                                $  21,139


         See Accompanying Notes to Consolidated Financial Statements

b)                                 ANGELES PARTNERS XIV

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      1996         1995         1996         1995
Revenues:
 Rental income                      $ 1,523      $ 1,977      $ 5,041      $ 5,987
 Other income                            77           43          156          181
    Total revenues                    1,600        2,020        5,197        6,168

Expenses:
 Operating                              571          451        1,603        1,614
 General and administrative             109           70          322          210
 Maintenance                            183          169          580          455
 Depreciation                           483          694        1,637        2,139
 Interest                             1,175        1,581        3,781        4,489
 Property taxes                         121          110          389          325
 Bad debt                                (4)           8          (15)          21
    Total expenses                    2,638        3,083        8,297        9,253

Gain on sale of investment
    property                            131           78          626           78

 Loss before extraordinary item        (907)        (985)      (2,474)      (3,007)

Extraordinary gain
 on extinguishment of debt               --           --        1,126           --

    Net loss                        $  (907)     $  (985)     $(1,348)     $(3,007)

Net loss allocated to
 general partners (1%)              $    (9)     $   (10)     $   (13)     $   (30)
Net loss allocated to
 limited partners (99%)                (898)        (975)      (1,335)      (2,977)

    Net loss                        $  (907)     $  (985)     $(1,348)     $(3,007)

Per limited partnership unit:
Loss before extraordinary item      $(20.34)     $(22.10)     $(55.49)     $(67.44)
Extraordinary gain on
 extinguishment of debt                  --           --        25.26           --

    Net loss                        $(20.34)     $(22.10)     $(30.23)     $(67.44)

          See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS XIV

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                      Limited
                                    Partnership   General      Limited
                                        Units     Partners     Partners       Total
Original capital contributions        44,390     $    1      $ 44,390       $ 44,391

Partners' deficit at
  December 31, 1995                   44,139     $ (633)     $(24,358)      $(24,991)

Net loss for the nine months
  ended September 30, 1996                          (13)       (1,335)        (1,348)

Partners' deficit at
  September 30, 1996                  44,139     $ (646)     $(25,693)      $(26,339)

               See Accompanying Notes to Consolidated Financial Statements

d)                                 ANGELES PARTNERS XIV

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1996         1995
Cash flows from operating activities:
  Net loss                                                      $ (1,348)     $(3,007)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   1,637        2,139
    Amortization of mortgage discounts, loan costs,
      and leasing commissions                                         96          211
    Extraordinary gain on extinguishment of debt                  (1,126)          --
    Gain on sale of investment property                             (626)         (78)
    Bad debt (recovery) expense                                      (15)          21
    Change in accounts:
      Restricted cash                                                  9           (4)
      Accounts receivable                                             30           (2)
      Escrows for taxes                                              219          (32)
      Other assets                                                   (32)        (131)
      Accounts payable                                                41          (18)
      Tenant security deposit liabilities                            (33)         (33)
      Accrued taxes                                                  (32)         (24)
      Accrued interest                                             1,783        1,990
      Due to affiliates                                              221          130
      Other liabilities                                               31            7

         Net cash provided by operating activities                   855        1,169

Cash flows from investing activities:
  Property improvements and replacements                            (195)        (248)
  Proceeds from sale of investment property                        5,995        4,096
  Deposits to restricted escrows                                    (129)         (90)
  Withdrawals from restricted escrows                                 66           84

         Net cash provided by investing activities                 5,737        3,842

Cash flows from financing activities:
  Payments on mortgage notes payable                                (336)        (771)
  Repayments of loans                                            (12,620)      (4,089)
  Loan cost                                                         (148)         (67)
  Proceeds from mortgage notes payable                             6,700           49

         Net cash used in financing activities                    (6,404)      (4,878)

Net increase in cash and cash equivalents                            188          133
Cash and cash equivalents at beginning of period                     223          183
Cash and cash equivalents at end of period                      $    411      $   316
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,921      $ 2,307
Supplemental disclosure of non-cash investing and
financing activities:
  Interest on notes transferred to notes payable                $  2,477      $   978

          See Accompanying Notes to Consolidated Financial Statements

e)                           ANGELES PARTNERS XIV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on approximately $1,175,000 of its debt obligations due to non-payment upon maturity.

In 1995, Angeles Mortgage Investment Trust ("AMIT") brought suit against the Partnership to protect its interest in $1,175,000 of this indebtedness, which was previously unsecured indebtedness of the Partnership. On April 30, 1996, the Partnership granted to AMIT a security interest in the Partnership's general partner interest in Waterford Square Apartments, Ltd., which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. In April 1996, delinquent accrued interest and late charges of $1,764,000, which had been previously accrued, were added to $3,000,000 (the "Fox Crest Note") of the AMIT indebtedness and the maturity date was extended to the earlier of March 2003 or the occurrence of certain events (see "Note E"). The Partnership granted AMIT a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments, as security for $4,764,000 of the AMIT indebtedness. In return for granting the aforementioned interests, AMIT has agreed not to file a judgment lien directly against the Fox Crest Apartments property. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE B - BASIS OF PRESENTATION (CONTINUED)

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

The following expenses owed to the Managing General Partner and affiliates during each of the nine months ended September 30, 1996 and 1995, were paid or accrued:

                                                        1996          1995
                                                          (in thousands)

Property management fees                               $173          $272

Reimbursement for services of affiliates,
  (Approximately $221,000 accrued at
          September 30, 1996)                           228           132


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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000 at September 30, 1996, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $353,000 and $370,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest payable was $1,671,000 at September 30, 1996.

AMIT currently provides notes payable to the Partnership and secondary financing on one of the Partnership's investment properties in the amount of $6,264,000. Total interest expense on this financing was $743,000 and $672,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest payable was $1,291,000 at September 30, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A shares of AMIT owned by LAC increased from 63,200 shares as of September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

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

In March 1992, the Partnership entered into an incentive management agreement with Miller-Valentine Realty, an Ohio corporation ("MV"). An affiliate of MV was the original seller of the Dayton Industrial Complex to the Partnership. Pursuant to the agreement, MV was appointed exclusive leasing agent, property manager and sales agent for these properties. As part of the agreement, MV secured the agreement of its affiliate which holds the secured mortgages on these properties to change their terms to reflect that interest on such debt will be paid only to the extent of the properties' cash flows, after payment of operating expenses and senior financing costs. Interest on the second mortgages that is not paid on a current basis will continue to accrue and will be due upon sale or refinancing of the properties. Additionally, MV has agreed to lend the Partnership up to $1,000,000 for working capital requirements of which $278,000 is outstanding at September 30, 1996. The balance of such loan proceeds may be used for capital improvements at the properties, as and when deemed appropriate and necessary by MV; payment of tenant improvements necessary for leasing space; and to cover any shortfalls in operating expenses or debt service payments. It is questionable whether MV will fund the remainder. The loan bears interest at 10% per annum with principal and interest payments deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes, and debt service can continue to be paid timely. This loan is secured by the properties and is nonrecourse to any other assets of the Partnership. MV will also attempt to refinance the properties and has secured the agreement of the holder of the second mortgages on the properties to subordinate its debt to any such refinancing.

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

NOTE D - SALES OF INVESTMENT PROPERTIES

The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale were approximately $4,096,000 which were used to pay off the first mortgage and pay down the second mortgage. The Partnership recognized an approximate $78,000 gain on the sale.

In April 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party, Mid-States Development Company, an Ohio general partnership, and an affiliate of Miller-Valentine Realty, an Ohio Corporation, for net sales proceeds of approximately $4,188,000 after payment of closing costs. The Partnership realized a gain of approximately $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1996. The extraordinary gain was the result of forgiveness of debt.

The sales transactions are summarized as follows (amounts in thousands):


       Cash proceeds received                $   4,188
       Net real estate (1)                      (3,720)
       Net other liabilities                        27
         Gain on sale of real estate         $     495


  (1)  Net of accumulated depreciation of approximately $3.3 million.

NOTE D - SALE OF INVESTMENT PROPERTIES (CONTINUED)

In August 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party, ABMD, Ltd., an Ohio limited liability company, for net sales proceeds of approximately $1,807,000 after payment of closing costs. The Partnership realized a gain of approximately $131,000 on the sale during the third quarter of 1996.

The sales transactions are summarized as follows (amounts in thousands):


       Cash proceeds received                $   1,807
       Net real estate (1)                      (1,676)
       Net other liabilities                        --
        Gain on sale of real estate          $     131

  (1)  Net of accumulated depreciation of approximately $1.5 million.

The following unaudited pro-forma information reflects the operations of the Partnership for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, as if Buildings 45, 52 and 63 had been sold January 1, 1995.

                                      Proforma Results of Operations for the
                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      1996         1995         1996         1995
                                       (in thousands)          (in thousands)
Revenues                            $ 1,573      $ 1,678      $ 4,730      $ 5,116
Net loss                               (990)        (972)      (2,883)      (2,887)
Loss per limited partnership unit    (22.20)      (21.80)      (64.66)      (64.75)


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

In April 1996, the Fox Crest Note, held by AMIT, was restructed adding previously accrued delinquent interest and late charges of $1,764,000 to the original note amount. The $4,764,000 note is a term loan which matures the earlier of March 2003, the date of sale or refinance of Fox Crest Apartments, the occurrence of a default under the terms of the mortgage encumbering Fox Crest Apartments, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest of 12.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:


Property                                          1996         1995

Waterford Square Apartments
  Huntsville, Alabama                              87%         87%

Fox Crest Apartments
  Waukegan, Illinois                               95%         97%

Dayton Industrial Complex
  Dayton, Ohio (1)                                 72%         86%


(1)Dayton Industrial Complex's occupancy decreased due to several tenants vacating. Attempts to lease the space have proven unsuccessful.

The Partnership recorded net losses for the nine months ended September 30, 1996, and September 30, 1995, of approximately $1,348,000 and $3,007,000, respectively. The Partnership recorded net losses of approximately $907,000 and $985,000 for the three months ended September 30, 1996, and September 30, 1995, respectively. The decrease in net loss for both the three and nine months ended September 30, 1996, versus the three and nine months ended September 30, 1995, can be attributed to the increase in the gain on the sale of investment properties recognized as a result of the sale of Buildings 45 and 52 in the Dayton Industrial Complex on April 8, 1996, and the sale of Building 63 in the Dayton Industrial Complex on August 7, 1996. In 1995, the gain on the sale of investment properties reflects the gain recognized on the sale of only one building, Building 47, which occurred in August of 1995.

Rental income decreased for the period ended September 30, 1996, versus September 30, 1995, due to the sale of certain buildings which was partially offset by an increase in rental income at Fox Crest Apartments and Waterford Square Apartments. Although average occupancy decreased from September 30, 1995, to September 30, 1996, at Fox Crest Apartments and remained the same at Waterford Square Apartments, there was an increase in average rental rates for the period ended September 30, 1996, which caused the increase in rental income for these properties. Other income decreased due to the sales as well as decreases in cleaning and damage fees, late charges and deposit forfeitures at Fox Crest Apartments.

The sales of Buildings 47, 45, 52 and 63 in the Dayton Industrial Complex also contributed to a decrease in operating and depreciation expense for the period September 30, 1996, as compared to September 30, 1995. Maintenance and general and administrative expenses increased for the period ended September 30, 1996. Maintenance expense increased at the Dayton Industrial Complex due to increased snow removal costs, window repairs, emergency lighting and painting. Increased partnership cost reimbursements and professional fees resulted in an increase in general and administrative expense.

The decrease in interest expense resulting from the sales was partially offset by an increase in Partnership debt as interest was added to principal. Also, the increase in property tax expense was partially offset by a decrease in property tax expense at Dayton Industrial Complex due to the sales.

The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale were approximately $4,096,000 which were used to pay off the first mortgage and pay down the second mortgage. The Partnership recognized an approximate $78,000 gain on the sale.

In April 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party, Mid-States Development Company, an Ohio general partnership, and an affiliate of Miller-Valentine Realty, an Ohio Corporation, for net sales proceeds of approximately $4,188,000 after payment of closing costs. The Partnership realized a gain of approximately $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1996.

In August 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party, ABMD, Ltd., an Ohio limited liability company, for net sales proceeds of approximately $1,807,000 after payment of closing costs. The Partnership realized a gain of approximately $131,000 on the sale during the third quarter of 1996.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $411,000 compared to approximately $316,000 at September 30, 1995. The decrease in net cash provided by operating activities resulted from a decrease in the increase in accrued interest offset, in part, by a reduction in escrows. Proceeds from the sale of the three buildings at the Dayton Industrial Complex resulted in an increase in net cash provided by investing activities. Net cash used in financing activities increased due to the repayment of the loan for Fox Crest Apartments, partially offset by the proceeds from notes payable due to the refinancing. In addition, the sales of buildings of 45,52 and 63 at the Dayton Industrial complex also resulted in repayments of mortgage notes payable contributing to the increase in net cash used in financing activities.

On April 30, 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of approximately $6,700,000 carries a stated interest rate of 8.00%, with a balloon payment due March 12, 2003.

In April 1996, the Fox Crest Note, held by AMIT, was restructured, adding previously accrued delinquent interest and late charges of $1,764,000 to the original note amount. The approximately $4,764,000 note is a term loan which matures the earlier of March, 2003, the date of sale or refinance of Fox Crest Apartments, the occurrence of a default under the terms of the mortgage encumbering Fox Crest Apartments, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest of 12.5%.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to suffer from inadequate liquidity and is in default on certain of its debt obligations due to non-payment upon maturity. Limited sources of additional financing have been identified by the Partnership. The total amount of debt in default at September 30, 1996, is $1,175,000.

In 1995, AMIT brought suit against the Partnership to protect its interest in $1,175,000 of this indebtedness, which was previously unsecured indebtedness of the Partnership. On April 30, 1996, the Partnership granted to AMIT a security interest in the Partnership's general partner interest in Waterford Square Apartments, Ltd., which owns the Waterford Square Apartments, as security for the $1,175,000 of AMIT indebtedness. In April 1996, delinquent accrued interest and late charges of $1,764,000, which had been previously accrued, were added to $3,000,000 (the "Fox Crest Note") of the AMIT indebtedness and the maturity date was extended to the earlier of March 2003 or the occurrence of certain events (see "Note E"). The Partnership granted AMIT a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments, as security for $4,764,000 of the AMIT indebtedness. In return for granting the aforementioned interests, AMIT has agreed not to file a judgment lien directly against the Fox Crest Apartments property. The mortgage secured by Waterford Square Apartments and guaranteed by HUD is current and is not in default. The Managing General Partner anticipates sufficient cash flow to be generated by the properties over the next twelve months to meet all non-debt related operating expenses.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1995, AMIT filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1, 1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, after which the property which secured the note was foreclosed upon. A default judgment in the amount of $1,775,000 had been sought as a result of this action. In April 1996, this matter was resolved by transferring a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments and a security interest in the general partner interest which owns the Waterford Square Apartments to AMIT in consideration for their not filing a judgment lien against the Fox Crest property.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A shares of AMIT owned by LAC increased from 63,200 shares as of September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


        a)      Exhibits:  Exhibit 27, Financial Data Schedule.

        b)      Reports on Form 8-K:

                A Form 8-K was filed on August 22, 1996, reporting the sale of Building 63 of the Dayton Industrial Complex.


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


                              Date: November 12, 1996