Form 10KSB
period 1996-12-31
ANGELES PARTNERS XIV
filed 1997-03-27
CIK 759859

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    For the transition period from        to

                          Commission file number 0-14248


                              ANGELES PARTNERS XIV
       California                                               95-3959771
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                        29602
(Address of principal executive offices)                         (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $6,560,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                       NONE


                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II (the "Managing General Partner"), a California corporation. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners".

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides property management services to each of the Partnership's investment properties, with the exception of Dayton Industrial Complex, which is managed by a third party.

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


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                    Date of
   Property        Purchase    Type of Ownership         Use

Waterford Square   05/31/85 Fee ownership subject to a  Residential Rental
  Apartments                first mortgage              487 units

Fox Crest          06/30/85 Fee ownership subject to a  Residential Rental
  Apartments                first mortgage              245 units

Dayton Industrial  12/20/85 Fee ownership subject to    Commercial Rental
  Complex (1)               first, second and third     330,516 sq. ft.
                            mortgages

(1) During 1996 and 1995, the Partnership disposed of the following buildings of the Dayton Industrial Complex; Building 63 was sold on August 7, 1996, Buildings 45 and 52 sold on April 8, 1996, and Building 47 was sold on August 31, 1995.


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Gross
                            Carrying   Accumulated                   Federal
         Property             Value   Depreciation    Rate   Method Tax Basis

Waterford Square Apartments$  16,849 $   9,478      5-20 yrs  (1)  $  6,887
Fox Crest Apartments           9,358     5,295      5-20 yrs  (1)     3,570
Dayton Industrial
  Complex                     14,447     8,768      5-20 yrs  S/L     8,299
                           $  40,654 $  23,541                     $ 18,756


(1) Straight-line and accelerated

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.



SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                        Principal                               Principal
                        Balance At                               Balance
                       December 31, Interest   Period  Maturity  Due At
       Property            1996       Rate   Amortized   Date   Maturity

Waterford Square
  Apartments
  1st mortgage        $  11,984       7.90%    31 yrs  11/2027 $     86
Fox Crest
  Apartments
  1st mortgage            6,619       8.00%    30 yrs  05/2003    5,445
Dayton Industrial
  Complex
  Note payable (1)          286      10.00%     (3)    03/2002      286
  3rd mortgage            1,504      10.00%     (3)    03/2002    1,504
Building 41
  1st mortgage            1,196      10.50%    30 yrs  09/2007       15
  2nd mortgage            2,444      10.00%     (2)    12/1997    2,444
Building 53
  1st mortgage,
    in default            1,043      10.00%    27 yrs  03/2007       11
  2nd mortgage            1,512      10.00%     (2)    12/1997    1,512
Building 55
  Mortgage                2,298      10.00%     (2)    12/1997    2,298
Building 59
  1st mortgage, in
  default                 2,681      10.00%     (4)    05/1998    2,681
  2nd mortgage              622      10.00%     (2)    12/1997      622

Angeles Partners XIV
  Working capital
    loan (7)              1,281       (5)       (5)    11/1997    1,281
  Working capital
    loan (7)              3,295       (5)       (5)    11/1997    3,295

  Note payable (6)
  ("Glenwood")            1,915      12.50%     (8)    03/1998    1,915

  Note payable (6)
  ("Waterford Square")      459      12.00%     (8)    03/1998      459

  Note payable (6)
  ("Foxcrest")            4,764      12.50%     (9)    03/2003    4,764
                         43,903

Less unamortized
  discount                  (78)
    Total             $  43,825                                $ 28,618

(1) The note is subordinate to all other mortgage debt secured by Dayton Industrial Complex.
(2) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.
(3) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.
(4) Monthly payments of interest at the stated rate plus excess cash flow as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.
(5) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.
(6) Payable to Angeles Mortgage Investment Trust ("AMIT").
(7) Payable to Angeles Acceptance Pool, L.P. ("AAP").
(8) Payment of excess cash flow only, as defined, due semi-annually.
(9) No payments due until maturity.

Average annual rental rates and occupancy for 1996 and 1995 for each property:


                                       Average Annual         Average Annual
                                        Rental Rates             Occupancy
Property                            1996           1995        1996     1995

Waterford Square Apartments (1) $5,925/unit   $5,772/unit     88%      87%
Fox Crest Apartments             7,314/unit    7,229/unit     95%      96%
Dayton Industrial Complex (2)     6.64/sq.ft.   5.74/sq.ft.   77%      86%

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

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):


                                             1996            1996
                                           Billing           Rate

Waterford Square Apartments               $  140            5.80%
Fox Crest Apartments                         167*           7.77%
Dayton Industrial Complex                    125            3.24%

* Amount per 1995 billings, tax bills for 1996 net yet received.


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for the Dayton Industrial Complex:


                        Square Footage     Annual Rent
Nature of Business          Leased       Per Square Foot   Lease Expiration

Woodwork equipment
 manufacturer               115,000           $ 3.42           08/31/99
Public and contract
 warehousing                 70,000             3.80           12/31/97


The following schedule shows lease expirations for the commercial property, Dayton Industrial Complex, for 1997 and thereafter (dollar amounts in thousands):


                          Number of                               % of Gross
                         Expirations  Square Feet   Annual Rent   Annual Rent

          1997                5         88,652      $   389           18%
          1998                3          6,400           89            4%
          1999                4        120,076          460           21%
          2000                2          3,168           40            2%
          2001                -             --           --           --



ITEM 3. LEGAL PROCEEDINGS

On December 11, 1995, AMIT filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1, 1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, whereupon the property which secured the note was foreclosed upon. A default judgment in the amount of $1,775,000 had been sought as a result of this action. In April 1996, this matter was resolved by transferring a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments and security interest in the general partner interest which owns the Waterford Square Apartments to AMIT in consideration for their not filing a judgment lien against the Fox Crest Apartments property.

On December 27, 1996, the lender on Building 59 of the Dayton Industrial Complex initiated foreclosure proceedings. The Managing General Partner does not intend to contest this foreclosure and anticipates that this property will be lost in 1997.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.



                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,390 Limited Partnership Units during its offering period through February 18, 1986, and currently has 43,897 Limited Partnership Units outstanding and 4,443 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units. The Partnership presently does not generate positive cash flow and is unable to make distributions.

During 1996, the number of Limited Partnership Units decreased by 242 due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized a net loss of $4,542,000 for the year ended December 31, 1996, versus a net loss of $3,293,000 for the year ended December 31, 1995. The increase in net loss for the year ended December 31, 1996, versus the year ended December 31, 1995, can be attributed to the $1,729,000 write-down of the Dayton Industrial Complex to its fair value.

Rental income decreased for the year ended December 31, 1996, versus the year ended December 31, 1995, due to the sale of Buildings 47, 45, 52 and 63 in the Dayton Industrial Complex (see discussion below) but was partially offset by an increase in rental income at Fox Crest Apartments and Waterford Square Apartments. Although average occupancy decreased from 1995 to 1996 at Fox Crest Apartments and only increased slightly at Waterford Square Apartments, there was an increase in average rental rates for the same period, which caused the increase in rental income at these properties. Other income decreased due to the sales as well as decreases in cleaning and damage fees, late charges, professional fees, and deposit forfeitures at Fox Crest Apartments.

The sales of Buildings 47, 45, 52 and 63 in the Dayton Industrial Complex also contributed to a decrease in operating and depreciation expense for the year ended December 31, 1996, as compared to the year ended December 31, 1995. General and administrative expenses increased for the year ended December 31, 1996, due to increased partnership cost reimbursements and professional fees. Due to the aforementioned sales, maintenance expense decreased, however maintenance expense at Waterford Square Apartments increased in 1996 due to maintenance needs that were not addressed in 1995. The decrease in interest expense resulting from the sales was partially offset by an increase in interest expense due to default interest, and due to interest accruing on an increased debt balance.

The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale were $4,096,000 which were used to pay off the first mortgage and pay down the second mortgage. The Partnership recognized a $78,000 gain on the sale and an extraordinary gain on extinguishment of debt of $895,000.

In April 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party, for net sales proceeds of $4,188,000 after payment of closing costs. The Partnership realized a gain of $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt.

In August 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party, for net sales proceeds of $1,807,000, after payment of closing costs. The Partnership realized a gain of $131,000 on the sale.

In October 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The Partnership recognized an extraordinary loss on the refinancing due to the write-off of $518,000 in unamortized loan costs associated with the previous indebtedness.

The Managing General Partner anticipates that the Partnership will lose all of the remaining Dayton Buildings to foreclosure during 1997. During the fourth quarter of 1996, the Partnership recorded a $1,729,000 write down of the buildings from their carrying value to their estimated fair value less costs to dispose. The Partnership recognized rental revenues and operating expenses of $2,166,000 and $3,690,000, respectively, for Dayton Industrial Complex for the year ended December 31, 1996.

Included in maintenance expense in 1996 is $23,000 of major repairs and maintenance comprised mainly of interior and exterior building improvements, exterior painting, and window coverings.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of $318,000 compared to $223,000 at December 31, 1995. The decrease in net cash provided by operating activities resulted from an increased net loss, as explained above, along with a decrease in accrued interest offset, in part, by a reduction in escrows. Proceeds from the sales of the three buildings at the Dayton Industrial Complex resulted in an increase in net cash provided by investing activities. Net cash used in financing activities increased due to repayment of the loans associated with Fox Crest Apartments and Waterford Square Apartments, partially offset by the proceeds from notes payable due to the refinancing of these two properties. In addition, the sales of Buildings 45, 52 and 63 at the Dayton Industrial Complex also resulted in repayments of mortgage notes payable which contributed to the increase in net cash used in financing activities.

On April 30, 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00%, with a balloon payment due May 2003.

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

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of $874,000 to the original note amount. The $459,000 and $1,915,000 notes provide semi-annual payments of excess cash flow, as defined, and mature the earlier of March 1998, the date of sale of Waterford Square Apartments, the occurrence of a default under the terms of the mortgage encumbering Waterford Square Apartments, or a sale or refinance of the Partnership's beneficiary interest in Waterford Square Apartments, Ltd. The notes provide for the accrual of interest on the unpaid balance of 12.0% on the Waterford Square note and 12.5% on the Glenwood note.

On October 30, 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The total mortgage indebtedness carried a stated interest rate of 9.50%. The new mortgage indebtedness of $11,999,000 carries a stated interest rate of 7.90%, with the final payment due November 2027.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,724,000 is in default at December 31, 1996, due to nonpayment of interest and principal when due. In addition, indebtedness of $11,452,000, plus related accrued interest, matures in November and December 1997.

The Dayton Industrial Complex has four remaining buildings at December 31, 1996. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,724,000 due to nonpayment of interest and principal when due. The Partnership expects to lose these buildings to foreclosure in 1997. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $6,876,000 and are all nonrecourse to the Partnership, mature in December 1997. The estimated fair value of these buildings are less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased, nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to AAP in the amount of $4,576,000 plus related accrued interest that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP within the next six months and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows for the next twelve months to meet all property operating expenses, debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to terminate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.



ITEM 7. FINANCIAL STATEMENTS

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS


       Report of Independent Auditors

       Consolidated Balance Sheet - December 31, 1996

       Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

       Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

       Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on non-recourse indebtedness of $3,724,000 due to nonpayment of interest and principal. In addition, unsecured indebtedness of $11,452,000, plus related accrued interest, matures in November and December 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 12, 1997

                                ANGELES PARTNERS XIV

                             CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                 December 31, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                     $    318
    Restricted--tenant security deposits                                   88
  Accounts receivable, (net of allowance for
    doubtful accounts of $29)                                              71
  Escrow for taxes and insurance                                          266
  Restricted escrows                                                      341
  Other assets                                                            464
  Investment properties (Notes C, D and G):
     Land                                              $  3,210
     Buildings and related personal property             37,444
                                                         40,654
     Less accumulated depreciation                      (23,541)       17,113
                                                                     $ 18,661

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $     44
  Tenant security deposits                                                103
  Accrued taxes                                                           399
  Accrued interest                                                      2,694
  Due to affiliates (Note F)                                            1,054
  Other liabilities                                                        75
  Notes payable, including $3,724 in
     default (Notes D, F and G)                                        43,825

Partners' Deficit
  General partners                                     $   (678)
  Limited partners (43,897 units
    issued and outstanding)                             (28,855)      (29,533)

                                                                     $ 18,661

          See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS XIV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                      Years Ended December 31,
                                                           1996           1995
Revenues:
 Rental income                                         $   6,362     $   7,822
 Other income                                                198           229
     Total revenues                                        6,560         8,051
Expenses:
 Operating                                                 2,043         2,285
 General and administrative                                  424           266
 Maintenance                                                 780           745
 Depreciation                                              1,939         2,782
 Interest                                                  4,937         5,859
 Property taxes                                              505           352
 Bad debt (recovery) expense, net                            (21)           28
     Total expenses                                       10,607        12,317

Loss before gain on sale of investment properties,
 write down of investment property, and
 extraordinary items                                      (4,047)       (4,266)

Gain on sale of investment properties (Note C)               626            78
Write down of investment property (Note G)                (1,729)           --

Loss before extraordinary items                           (5,150)       (4,188)

Extraordinary item - loss on refinance (Note D)             (518)           --
Extraordinary item - gain on extinguishment of
 debt (Notes C and D)                                      1,126           895

     Net loss                                          $  (4,542)    $  (3,293)

Net loss allocated to general partners (1%)            $     (45)    $     (33)
Net loss allocated to limited partners (99%)              (4,497)       (3,260)

     Net loss                                          $  (4,542)    $  (3,293)

Per limited partnership unit:
 Loss before extraordinary items                       $ (115.51)    $  (93.95)
 Extraordinary item - loss on refinance                   (11.62)           --
 Extraordinary item - gain on extinguishment of debt       25.26         20.08

     Net loss                                          $ (101.87)    $  (73.87)

            See Accompanying Notes to Consolidated Financial Statements



                                ANGELES PARTNERS XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                Limited
                              Partnership   General     Limited
                                 Units     Partners     Partners      Total

Original capital contributions    44,390  $        1  $   44,390   $   44,391

Partners' deficit at
  December 31, 1994               44,139  $     (600) $  (21,098)  $  (21,698)

Net loss for the year
  ended December 31, 1995             --         (33)     (3,260)      (3,293)

Partners' deficit at
  December 31, 1995               44,139        (633)    (24,358)     (24,991)

Net loss for the year ended
  December 31, 1996                   --         (45)     (4,497)      (4,542)

Abandonment of limited
  Partnership units (Note I)        (242)         --          --           --

Partners' deficit at
  December 31, 1996               43,897   $    (678) $  (28,855)  $  (29,533)

         See Accompanying Notes to Consolidated Financial Statements


                                  ANGELES PARTNERS XIV

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years Ended December 31,
                                                         1996          1995
Cash flows from operating activities:
Net loss                                              $ (4,542)     $ (3,293)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                          1,939         2,782
   Amortization of discounts, loan costs,
    and leasing commissions                                111           259
   Extraordinary gain on extinguishment of debt         (1,126)         (895)
   Extraordinary item - loss on refinance                  518            --
   Gain on sale of investment properties                  (626)          (78)
   Bad debt (recovery) expense, net                        (21)           28
   Write down of investment property                     1,729            --
Change in accounts:
   Restricted cash                                           8             4
   Accounts receivable                                     (15)          (17)
   Escrows for taxes and insurance                         250          (138)
   Other assets                                              9           (92)
   Accounts payable                                        (52)            7
   Tenant security deposit liabilities                     (30)          (78)
   Accrued taxes                                           (58)          (75)
   Accrued interest                                      2,440         2,653
   Due to affiliates                                       290           173
   Other liabilities                                       (44)          (51)

    Net cash provided by operating activities              780         1,189

Cash flows from investing activities:
Property improvements and replacements                    (223)         (281)
Proceeds from sale of investment property                5,995         4,096
Deposits to restricted escrows                            (159)         (121)
Withdrawals from restricted escrows                        103           108

     Net cash provided by investing activities           5,716         3,802

Cash flows from financing activities:
Principal payments on notes payable                       (397)         (931)
Repayment of loans                                     (24,382)       (4,090)
Proceeds from mortgage notes payable                    18,705            70
Loan costs                                                (327)           --

     Net cash used in financing activities              (6,401)       (4,951)

Net increase in cash and cash equivalents                   95            40
Unrestricted cash and cash equivalents at
  beginning of year                                        223           183
Unrestricted cash and cash equivalents at end of      $    318      $    223
  year
Supplemental disclosure of cash flow information:
Cash paid for interest                                $  2,390      $  2,984
Supplemental disclosure of non-cash investing and
 financing activities:
Interest on notes transferred to notes payable        $  3,556      $  1,279

            See Accompanying Notes to Consolidated Financial Statements


                                   ANGELES PARTNERS XIV

                        Notes to Consolidated Financial Statements

                                    December 31, 1996

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,724,000 is in default at December 31, 1996, due to nonpayment of interest and principal when due. In addition, indebtedness of $11,452,000, plus related accrued interest, matures in November and December 1997.

The Partnership incurred a net loss of $4,542,000 for the year ended December 31, 1996, and the Managing General Partner expects this trend to continue. The Partnership generated cash from operations of $780,000 during 1996; however, this was the result of accruing interest of $2,440,000 on its indebtedness and $290,000 for services provided by affiliates.

The Dayton Industrial Complex has four remaining buildings at December 31, 1996. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,724,000 due to nonpayment of interest and principal when due. The Partnership expects to lose these buildings to foreclosure in 1997. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $6,876,000 and are all nonrecourse to the Partnership, mature in December 1997. The estimated fair value of these buildings is less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of $4,576,000 plus related accrued interest that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP within the next six months and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows for the next twelve months to meet all property operating expenses, debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to terminate the Partnership.

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

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XIV (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). As of December 31, 1996, the Partnership operates two residential properties and one commercial property located in or near major urban areas in the United States.

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

Unrestricted Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The carrying amount reported in the balance sheet approximates fair value.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all tenants for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment or commercial space if there has been no damage to it.

Advertising Costs: Advertising costs, $78,000 in 1996 and $75,000 in 1995, are charged to expense as they are incurred and are included in "Operating" expenses in the accompanying statement of operations.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption was not material.

Depreciation: Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed utilizing the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Loan Costs: Loan costs of $399,000, which are included in "Other assets" on the balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 1996, accumulated amortization is $70,000 and is also included in "Other assets" on the balance sheet.

Lease Commissions: Lease commissions of $154,000, which are included in "Other assets" on the balance sheet, are being amortized on a straight-line basis over the terms of the respective leases. At December 31, 1996, accumulated amortization is $147,000 and is also included in "Other assets" on the balance sheet.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial property lease terms are generally from one month to ten years.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note D").

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

Reclassification: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE C - SALE OF PROPERTIES

The Partnership sold Building 47 of the Dayton Industrial Complex on August 31, 1995. Proceeds from the sale of Building 47 were $4,096,000 which were used to pay off the first mortgage and pay down the second mortgage. The Partnership recognized a gain on the sale of $78,000 and an extraordinary gain on extinguishment of debt of $895,000. The extraordinary gain was the result of forgiveness of debt.

On April 8, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of $4,188,000 after payment of closing costs. The Partnership realized a gain of $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt. The extraordinary gain was the result of forgiveness of debt.

On August 7, 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of $1,807,000 after payment of closing costs. The Partnership realized a gain of $131,000 on the sale.

NOTE D - NOTES PAYABLE

The principle terms of notes payable are as follows:
(dollar amounts in thousands)


                        Monthly                     Principal   Principal
                        Payment    Stated            Balance    Balance At
                       Including  Interest Maturity   Due At   December 31,
       Property         Interest    Rate     Date    Maturity      1996

Waterford Square
 Apartments
 1st mortgage          $    87      7.90%  11/2027 $     86   $   11,984
Fox Crest
 Apartments
 1st mortgage               56      8.0%   05/2003     5,445       6,619
Dayton Industrial
 Complex
 Note payable (1)           (3)    10.00%  03/2002       286         286
 3rd mortgage               (3)    10.00%  03/2002     1,504       1,504
Building 41
 1st mortgage               16     10.50%  09/2007        15       1,196
 2nd mortgage               (2)    10.00%  12/1997     2,444       2,444
Building 53
 1st mortgage,
   in default               13     10.00%  03/2007        11       1,043
 2nd mortgage               (2)    10.00%  12/1997     1,512       1,512
Building 55
 Mortgage                   (2)    10.00%  12/1997     2,298       2,298
Building 59
 1st mortgage,
   in default               (4)    10.00%  05/1998     2,681       2,681
 2nd mortgage               (2)    10.00%  12/1997       622         622

Angeles Partners XIV
 Working capital
   loan (7)                 (5)     (5)    11/1997     1,281       1,281
 Working capital
   loan (7)                 (5)     (5)    11/1997     3,295       3,295
 Note payable (6)           (8)    12.50%  03/1998     1,915       1,915
 ("Glenwood")

 Note payable (6)           (8)    12.00%  03/1998       459         459
 ("Waterford Square")

 Note payable (6)           (9)    12.50%  03/2003     4,764       4,764
 ("Foxcrest")                                                     43,903

Less unamortized
 discounts                                                           (78)

   Totals                                          $  28,618  $   43,825


(1) The note is subordinate to all other mortgage debt secured by Dayton Industrial Complex.
(2) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.
(3) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.
(4) Monthly payments of interest at the stated rate plus excess cash flow, as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.
(5) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.
(6)  Payable to Angeles Mortgage Investment Trust ("AMIT").
(7)  Payable to AAP.
(8)  Payments of excess cash flow only, as defined, due semi-annually.
(9)  No payments due until maturity.

The carrying value of the Partnership's aggregate first mortgages that are not in default approximates their estimated fair value. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for first mortgages that are in default, the second and third mortgages and debt to affiliates (see "Note F") as there is no market in which the Partnership could obtain similar financing.

The Dayton Industrial Complex's investment properties were acquired subject to notes with interest rates lower than the market rate of interest prevailing at the respective dates of acquisition. The initial value of the investment properties used in the financial statements was based upon the present value of the future note payments discounted at 10.5% to 12.0%, which were the prevailing market rates on the respective dates of acquisition. The related present value discounts are being amortized over the life of the loan.

At December 31, 1996, the first mortgages secured by Dayton Buildings 53 and 59 totaling $3,724,000 are in default due to nonpayment of interest and principal when due. The lender of Building 59 initiated foreclosure proceedings in December 1996 and the Managing General Partner anticipates that the lender of Building 53 will initiate foreclosure proceedings in 1997. The Partnership will not contest these proceedings and expects to lose these buildings to foreclosure in 1997. In addition, the Partnership expects to lose the remaining two buildings when the indebtedness matures in 1997. None of the indebtedness secured by the Dayton Industrial Complex buildings are recourse to the Partnership, therefore the Partnership will recognize a gain upon foreclosure due to the extinguishment of debt.

In April 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00% with a balloon payment due May 2003. Monthly payments of principal and interest are $56,000. The Partnership capitalized $108,000 in loan costs associated with the refinancing.

In April 1996, the Fox Crest Note, held by AMIT, was restructured, adding previously accrued delinquent interest and late charges of $1,764,000 to the original note amount. The $4,764,000 note is a term loan which mature the earlier of March 2003, the date of sale or refinance of Fox Crest Apartments, the occurrence of a default under the terms of the mortgage encumbering Fox Crest Apartment, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest at 12.5%.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of $874,000 to the original note amount. The $459,000 and $1,915,000 notes provide semi-annual payments of excess cash flow, as defined, and mature the earlier of March 1998, the date of sale of Waterford Square Apartments, the occurrence of a default under the terms of the mortgage encumbering Waterford Square Apartments, or a sale or refinance of the Partnership's beneficiary interest in Waterford Square Apartments, Ltd. The notes provide for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note).

In October 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The total mortgage indebtedness refinanced was $11,855,000 of which $11,762,000 represented principal. The new indebtedness of $11,999,000, which is guaranteed by HUD, carries a stated interest rate of 7.90% and matures in November 2027. Monthly payments of principal and interest are $87,000. The Partnership recognized an extraordinary loss on the refinancing due to the write off of $518,000 in unamortized loan costs associated with the previous indebtedness. The Partnership capitalized $219,000 in loan costs associated with the refinancing.

Mortgage notes payable totaling $32,188,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows (in thousands):


                   1997                    $     15,482
                   1998                           2,708
                   1999                             363
                   2000                             395
                   2001                             430
                Thereafter                       24,525
                                           $     43,903


NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of loan discounts, (2) depreciation over different methods and lives and on differing cost bases of the properties, (3) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):


                                                 1996           1995

Net loss as reported                          $ (4,542)      $  (3,293)
Add (deduct):
      Depreciation differences                     412             863
      Unearned income                              (30)            (48)
      Discounts on notes payable                    26              60
      Book-tax difference on
        sale/foreclosures                         (190)           (221)
      Write down of investment properties        1,729              --
      Other                                         85              67

Federal taxable loss                          $ (2,510)    $    (2,572)

Federal taxable loss per limited
      partnership unit                        $ (56.61)    $    (57.69)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):



Net liabilities as reported                $   (29,533)
Land and buildings                               1,961
Accumulated depreciation                          (318)
Syndication and distribution costs               6,046
Other                                              (88)

Net liabilities - Federal tax basis        $   (21,932)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates in 1996 and 1995:


                                                1996          1995
                                                  (in thousands)

Property management fees                     $  234        $  231

Reimbursement for services of
     affiliates, including $1,054
     accrued at December 31, 1996               326           183

Included in reimbursement for services of affiliates is $8,000 of construction oversight costs and $15,000 of commissions earned on the sale of the buildings at the Dayton Industrial Complex.

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc., an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAP resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,000 at December 31, 1996, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for these loans
was $470,000 and $493,000 in 1996 and 1995, respectively.   Accrued interest was
$1,788,000 at December 31, 1996.

AMIT provides notes payable to the Partnership in the amount of $7,138,000. Total interest expense on this financing was $963,000 and $916,000 in 1996 and 1995, respectively. Accrued interest was $643,000 at December 31, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION



                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                                                      Cost
                                                      Buildings    Capitalized
                                                     and Related    (Removed)
                                                      Personal    Subsequent to
        Description         Encumbrances     Land     Property     Acquisition

Waterford Square Apartments$   11,984    $   1,382  $   13,479   $     1,988
Fox Crest Apartments            6,619          861       8,198           299
Dayton Industrial Complex      13,586        3,922      53,825       (43,300)
Angeles Partners XIV           11,714           --          --            --

     Totals                $   43,903    $   6,165  $   75,502   $   (41,013)

                          Gross Amount At Which Carried
                              At December 31, 1996
                                 (in thousands)
                                        Buildings
                                       And Related
                                        Personal           Accumulated    Date   Depreciable
        Description            Land     Property    Total  Depreciation Acquired  Life-Years
Waterford Square Apartments $   1,382 $    15,467 $ 16,849 $   9,478     05/31/85   5-20 yrs
Fox Crest Apartments              861       8,497    9,358     5,295     06/30/85   5-20 yrs
Dayton Industrial Complex         967      13,480   14,447     8,768     12/20/85   5-20 yrs

     Totals                 $   3,210 $    37,444 $ 40,654$   23,541


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 7 years.

As mentioned previously, the Managing General Partner anticipates that the Partnership will lose all of the remaining Dayton Buildings to foreclosure during 1997. The Partnership has accounted for these buildings as "held for disposal" effective October 1, 1996, in accordance with "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and has recorded a $1,729,000 write down of the buildings from their carrying value to their estimated fair value less costs to dispose. The Partnership recognized rental revenues and operating expenses of $2,166,000 and $3,707,000, respectively, for Dayton Industrial Complex for the year ended December 31, 1996.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                          Year Ended December 31,
                                             1996            1995
                                                (in thousands)
Investment Properties

Balance at beginning of year           $   52,908      $   59,636
     Property improvements                    223             281
     Dispositions                         (10,748)         (7,009)
     Write down                            (1,729)             --

Balance at end of Year                 $   40,654      $   52,908

Accumulated Depreciation

Balance at beginning of year           $   26,944      $   27,252
     Additions charged to expense           1,939           2,782
     Dispositions                          (5,342)         (3,090)

Balance at end of Year                 $   23,541      $   26,944


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996 and 1995, is approximately $42,615,000 and $52,884,000.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $23,859,000 and $27,268,000, respectively.

NOTE H - LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The leases relating to the Partnership's Dayton Industrial Complex investment property include long-term non-cancelable leases. As of December 31, 1996, the minimum lease amounts to be received under such non-cancelable leases, were as follows (in thousands):


                 1997                    $   922
                 1998                        564
                 1999                        341
                 2000                         19
                 2001                         --
              Thereafter                      --
                 Total                   $ 1,846


NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 242 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of income (loss) for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

              Name                        Age                Position

      Carroll D. Vinson                   56                President, Director

      William H. Jarrard, Jr.             50                Vice President

      John K. Lines, Esq.                 37                Vice President and
                                                            Secretary

      Kelley M. Buechler                  39                Assistant Secretary

      Robert D. Long, Jr.                 29                Controller  and
                                                            Principal
                                                            Accounting Officer


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note F" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the Managing General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the Managing General Partner's interest in the

Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the Managing General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC II.

During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note F" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits required by Item 601 of Regulation S-B:  Refer to
                     Exhibit Index in this report.

            (b) No reports on Form 8-K were filed in the fourth quarter of 1996.


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

                               Date:  March 26, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson            President                  March 26, 1997
Carroll D. Vinson






/s/Robert D. Long, Jr.          Controller and             March 26, 1997
Robert D. Long, Jr.             Principal Accounting
                                Officer



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

  10.14 Purchase Agreement - Building 45 of the Dayton Industrial Complex - between the Partnership and Miller-Valentine Partners, dated December 31, 1995.

  10.15 Amendment to and Assignment of Purchase Agreement - Building 45 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.16 Assignment of Permits, Etc. - Building 45 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated April 8, 1996.

  10.17 Assignment and Assumption of Leases and Security Deposits - Building 45 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated April 8, 1996.

  10.18 Assignment of Warranties - Building 45 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated April 8, 1996.

  10.19 Bill of Sale and Assignment - Building 45 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated April 8, 1996.

  10.20 Limited Warranty Deed - Building 45 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated April 8, 1996.

  10.21 Purchase Agreement - Building 52 of the Dayton Industrial Complex - between the Partnership and Miller-Valentine Partner, dated December 31, 1995.

  10.22 Assignment of Purchase Agreement - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.23 Assignment of Permits, Etc. - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.24 Assignment of Assumption of Leases and Security Deposits - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.25 Assignment of Warranties - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.26 Bill of Sale and Assignment - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

  10.27 Limited Warranty Deed - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

   10.28 Purchase Agreement - between Angeles Partners XIV and ABMD, LTD., dated July 30, 1996.

   10.29         Assignment of Service Agreements - by Angeles Partners XIV to
                 ABMD, LTD.

   10.30 Assignment of Licenses and Permits - by Angeles Partners XIV to ABMD, LTD.

   10.31 Assignment of Warranties and Guarantees - by Angeles Partners XIV to ABMD, LTD.

   10.32         Bill of Sale and Assignment - by Angeles Partners XIV to ABMD,
                 LTD.

   10.33         Limited Warranty Deed - by Angeles Partners XIV to ABMD, LTD.

   10.34 Assignment and Assumption of Leases and Subleases - by Angeles Partners XIV to ABMD, LTD.

   10.35 Mortgage Note between Washington Capital Associates, Inc. and Waterford Square Apartments, a California general partnership, dated October 28, 1996.

   10.36 Rider to Mortgage Note by Waterford Square Apartments, a California general partnership, to the order of Washington Capital Associates, Inc. dated as of October 28, 1996.

  16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

  27             Financial Data Schedule.