Form 10QSB
period 1997-03-31
ANGELES PARTNERS XIV
filed 1997-05-13
CIK 759859

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


                For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

One Insignia Financial Plaza
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

                                March 31, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                    $     584
    Restricted--tenant security deposits                                   88
  Accounts receivable, net of allowance for
    doubtful accounts of $2                                                64
  Escrow for taxes and insurance                                          337
  Restricted escrows                                                      359
  Other assets                                                            410
  Investment properties:
    Land                                          $   3,210
    Buildings and related personal property          37,491
                                                     40,701
  Less accumulated depreciation                     (23,842)           16,859
                                                                    $  18,701

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $      83
  Tenant security deposits                                                104
  Accrued taxes                                                           439
  Accrued interest                                                      3,277
  Due to affiliates                                                     1,133
  Other liabilities                                                        45
  Notes payable, including $3,791 in default                           43,948

Partners' Deficit
  General partners                                $    (686)
  Limited partners (43,897 units
     issued and outstanding)                        (29,642)          (30,328)
                                                                    $  18,701

         See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                 Three Months Ended
                                                      March 31,
                                                  1997           1996
Revenues:
  Rental income                               $   1,359      $   1,846
  Other income                                       38             34
   Total revenues                                 1,397          1,880

Expenses:
  Operating                                         429            525
  General and administrative                         80            119
  Maintenance                                       146            221
  Depreciation                                      301            615
  Interest                                        1,148          1,403
  Property taxes                                    115            142
  Bad debt (recovery) expense, net                  (27)             9
   Total expenses                                 2,192          3,034

   Net loss                                   $    (795)     $  (1,154)

Loss allocated to general
  partners (1%)                               $      (8)     $     (12)
Loss allocated to limited
  partners (99%)                                   (787)        (1,142)

   Net loss                                   $    (795)     $  (1,154)

Net loss per limited
  partnership unit                            $  (17.93)     $  (25.87)

          See Accompanying Notes to Consolidated Financial Statements

c)                                  ANGELES PARTNERS XIV
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                        (Unaudited)
                              (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions        44,390    $       1    $    44,390    $    44,391

Partners' deficit at
   December 31, 1996                  43,897    $    (678)   $   (28,855)   $   (29,533)

Net loss for the three months
   ended March 31, 1997                   --           (8)          (787)          (795)

Partners' deficit at
   March 31, 1997                     43,897    $    (686)   $   (29,642)   $   (30,328)

          See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS XIV
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                   $    (795)    $  (1,154)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                   301           615
    Amortization of discounts, loan costs, and
      leasing commissions                                           14            33
    Bad debt (recovery) expense, net                               (27)            9
  Change in accounts:
    Restricted cash                                                 --             4
    Accounts receivable                                             34            14
    Escrows for taxes and insurance                                (71)         (112)
    Other assets                                                    47            35
    Accounts payable                                                39            23
    Tenant security deposit liabilities                              1            (5)
    Accrued taxes                                                   40             6
    Accrued interest                                               798           670
    Due to affiliates                                               79            65
    Other liabilities                                              (30)           19

      Net cash provided by operating activities                    430           222

Cash flows from investing activities:
  Property improvements and replacements                           (47)          (20)
  Deposits to restricted escrows                                   (18)          (27)

      Net cash used in investing activities                        (65)          (47)

Cash flows from financing activities:
  Principal payments on notes payable                             (166)         (151)
  Loan costs                                                        --           (41)
  Additions to notes payable                                        67            --

      Net cash used in financing activities                        (99)         (192)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                                 266           (17)

Unrestricted cash and cash equivalents at
  beginning of period                                              318           223

Unrestricted cash and cash equivalents at
  end of period                                             $      584    $      206

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      321    $      704

  Interest on notes transferred to notes payable            $      215    $      278

          See Accompanying Notes to Consolidated Financial Statements


e)                               ANGELES PARTNERS XIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or the "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,791,000 is in default at March 31, 1997, due to nonpayment of interest and principal when due. In addition, indebtedness of $11,624,000, plus related accrued interest, matures in November and December 1997.

The Partnership incurred a net loss of $795,000 for the three months ended March 31, 1997, and Angeles Realty Corporation II (the "Managing General Partner") expects this trend to continue. The Partnership generated cash from operations of $430,000 during the first quarter of 1997; however, this was primarily the result of accruing interest of $798,000 on its indebtedness and $79,000 for services provided by affiliates.

The Dayton Industrial Complex has four remaining buildings at March 31, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,791,000 due to nonpayment of interest and principal when due. The Partnership expects to lose these buildings to foreclosure in 1997. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $7,048,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings is less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of $4,576,000 plus related accrued interest that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 1997 to meet all property operating expenses, debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to terminate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Effective October 1, 1996, the Dayton Industrial Complex buildings were classified as an investment property "held for disposal". Accordingly, the buildings have been recorded at the lower of carrying amount or fair value, less costs to sell, and no additional depreciation expense will be recorded during the period the assets are held for disposal.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the three months ended March 31, 1997 and 1996:

                                                        1997          1996
                                                          (in thousands)

Property management fees, including $8 accrued         $ 61          $ 57
  at March 31, 1997

Reimbursement for services of affiliates,
  including $1,125 accrued at March 31, 1997             74            66

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

In November 1992, AAP, a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000 at March 31, 1997, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $118,000 for both the three months ended March 31, 1997 and 1996. Accrued interest payable was $1,906,000 at March 31, 1997.

AMIT currently provides notes payable to the Partnership in the amount of $7,138,000. Total interest expense on this financing was $245,000 and $255,000 for the three months ended March 31, 1997 and 1996, respectively. Accrued interest payable was $888,000 at March 31, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and March 31, 1996.

Property                                     1997            1996

Waterford Square Apartments
     Huntsville, Alabama (1)                  91%             85%

Fox Crest Apartments
     Waukegan, Illinois (1)                   96%             91%

Dayton Industrial Complex
     Dayton, Ohio (2)                         69%             84%


1) Waterford Square Apartments and Fox Crest Apartments had increases in occupancy due to an improvement in the rental market in the areas in which the properties are located.

2) Dayton Industrial has been adversely affected by the build-up of commercial space in the area.

The Partnership realized a net loss of $795,000 for the three months ended March 31, 1997, versus a net loss of $1,154,000 for the three months ended March 31, 1996. The decrease in net loss can be attributed to the overall decrease in expenses as a result of the sales of three buildings in the Dayton Industrial Complex since March 31, 1996. Historically, these buildings have not generated any operating income for the Partnership. Consequently, the loss of these buildings has resulted in a decreased net loss for the Partnership. Also, Waterford Square Apartments and Fox Crest Apartments both experienced increases in income and decreases in expenses, resulting in an additional decrease in the net loss for the Partnership.

Rental income decreased for the three months ended March 31, 1997, versus the three months ended March 31, 1996, due to the sales of Buildings 45, 52 and 63 in the Dayton Industrial Complex (see discussion below), but was partially offset by increases in rental income at Fox Crest Apartments and Waterford Square Apartments due to increases in occupancy at both investment properties.

The sale of Buildings 45, 52 and 63 in the Dayton Industrial Complex also contributed to a decrease in operating and depreciation expense for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Also, the $1,729,000 write-down of the buildings in the Dayton Industrial Complex, during the fourth quarter of 1996, contributed to the decrease in depreciation. General and administrative expenses decreased due to the timing of year-end mailing costs and decreased professional fees. Due to the aforementioned sales, maintenance expense decreased, however maintenance expense at Waterford Square Apartments increased due to interior painting completed at the investment property during the three months ended March 31, 1997. The decrease in interest expense, resulting from the sales, was partially offset by an increase in interest expense due to default interest, and due to interest accruing on increased debt balances. Interest expense at Fox Crest Apartments and Waterford Square Apartments decreased due to lower interest rates obtained through the refinancings of the mortgage debt secured by these properties in 1996.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $584,000 compared to $206,000 at March 31, 1996. The increase in net cash provided by operating activities resulted from a decreased net loss, as explained above. Net cash used in investing activities increased as a result of an increase in property improvements and replacements at Waterford Square Apartments and Fox Crest Apartments. Net cash used in financing activities decreased due to an increase in mortgage notes payable as a result of an advance from the lender to cover operating expenses for Building #59 of the Dayton Industrial Complex. Also, there were no additional loan costs incurred during the quarter ended March 31, 1997. During the three months ended March 31, 1996, the Partnership incurred $41,000 of loan costs as a result of the Managing General Partner's negotiations to refinance the mortgage which encumbered the Waterford Square Apartments investment property.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,791,000 is in default at March 31, 1997, due to non-payment of interest and principal when due. In addition, indebtedness of $11,624,000, plus related accrued interest, matures in November and December 1997.

The Dayton Industrial Complex has four remaining buildings at March 31, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,791,000 due to nonpayment of interest and principal when due. The Partnership expects to lose these buildings to foreclosure. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $7,048,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings are less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased, nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to AAP in the amount of $4,576,000 plus related accrued interest that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 1997 to meet all property operating expenses, debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to terminate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 11, 1995, AMIT filed a breach of contract action with respect to a $1,300,000 (original face amount) promissory note issued by it on April 1, 1991, to the Partnership. The Partnership defaulted on its repayment obligations in June 1993, whereupon the property which secured the note was foreclosed. A default judgment in the amount of $1,775,000 had been sought as a result of this action. In April 1996, this matter was resolved by transferring a security interest in the beneficiary interest in the trust which owns Fox Crest Apartments and a security interest in the general partner interest which owns the Waterford Square Apartments to AMIT in consideration for their not filing a judgment lien against the Fox Crest Apartments property.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a)      Exhibits:  Exhibit 27, Financial Data Schedule.

          b)      Reports on Form 8-K:

                  No reports on form 8-K were filed during the three months ended March 31, 1997.


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



                              Date: May 13, 1997