Form 10QSB
period 1997-06-30
ANGELES PARTNERS XIV
filed 1997-08-12
CIK 759859

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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

                                   June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                      $     655
     Restricted--tenant security deposits                                     89
  Accounts receivable, net of allowance for
     doubtful accounts of $11                                                 12
  Escrows for taxes and insurance                                            275
  Restricted escrows                                                         389
  Other assets                                                               478
   Investment properties:
     Land                                              $  3,209
     Buildings and related personal property             37,572
                                                         40,781
     Less accumulated depreciation                      (24,144)          16,637
                                                                       $  18,535

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $      48
  Tenant security deposits                                                   105
  Accrued taxes                                                              471
  Accrued interest                                                         3,794
  Due to affiliates                                                        1,197
  Other liabilities                                                           80
  Notes payable, including $3,820 in
     default                                                              44,028
Partners' Deficit
  General partners                                     $   (695)
  Limited partners (44,390 units
     issued and 43,897 units outstanding)               (30,493)         (31,188)
                                                                       $  18,535

            See Accompanying Notes to Consolidated Financial Statements

b)                              ANGELES PARTNERS XIV
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                         Three Months Ended       Six Months Ended
                                              June 30,               June 30,
                                          1997        1996       1997        1996
Revenues:
  Rental income                         $ 1,408      $ 1,672    $  2,767    $  3,518
  Other income                               34           45          72          79
     Total revenues                       1,442        1,717       2,839       3,597

Expenses:
  Operating                                 422          507         851       1,032
  General and administrative                 98           94         178         213
  Maintenance                               182          176         328         397
  Depreciation                              302          539         603       1,154
  Interest                                1,170        1,203       2,318       2,606
  Property taxes                            119          126         234         268
  Bad debt expense (recovery), net            9          (20)        (18)        (11)
     Total expenses                       2,302        2,625       4,494       5,659

  Loss before gain on sale
     of investment property
     and extraordinary item                (860)        (908)     (1,655)     (2,062)

Gain on sale of investment
  property                                   --          495          --         495

  Loss before extraordinary
     item                                  (860)        (413)     (1,655)     (1,567)

Extraordinary gain on
  extinguishment of debt                     --        1,126          --       1,126

       Net (loss) income               $   (860)    $    713    $ (1,655)   $   (441)

Net (loss) income allocated
  to general partners (1%)             $     (9)    $      7    $    (17)   $     (4)
Net (loss) income allocated
  to limited partners (99%)                (851)         706      (1,638)       (437)

       Net (loss) income               $   (860)    $    713    $ (1,655)   $   (441)

Per limited partnership unit:
  Loss before extraordinary
     item                              $ (19.39)    $  (9.26)   $ (37.31)   $ (35.15)
  Extraordinary item                         --        25.26          --       25.26

       Net (loss) income               $ (19.39)    $  16.00    $ (37.31)   $  (9.89)

            See Accompanying Notes to Consolidated Financial Statements

c)                                ANGELES PARTNERS XIV
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                       Units      Partners      Partners         Total
Original capital contributions      44,390       $      1     $  44,390      $  44,391

Partners' deficit at
  December 31, 1996                 43,897       $   (678)    $ (28,855)     $ (29,533)

Net loss for the six months
  ended June 30, 1997                   --            (17)       (1,638)        (1,655)

Partners' deficit at
  June 30, 1997                     43,897       $   (695)    $ (30,493)     $ (31,188)

              See Accompanying Notes to Consolidated Financial Statements


d)                                 ANGELES PARTNERS XIV
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                  1997         1996
Cash flows from operating activities:
  Net loss                                                    $ (1,655)    $   (441)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                   603        1,154
    Amortization of mortgage discounts, loan costs,
      and leasing commissions                                       28           72
    Extraordinary gain on extinguishment of debt                    --       (1,126)
    Gain on sale of investment property                             --         (495)
    Bad debt recovery, net                                         (18)         (11)
  Change in accounts:
    Restricted cash                                                 (1)           5
    Accounts receivable                                             77           21
    Escrows for taxes and insurance                                 (9)          56
    Other assets                                                   (28)         (16)
    Accounts payable                                                 4           (1)
    Tenant security deposit liabilities                              2          (28)
    Accrued taxes                                                   72           22
    Accrued interest                                             1,534        1,265
    Due to affiliates                                              143          135
    Other liabilities                                                5           54

      Net cash provided by operating activities                    757          666

Cash flows from investing activities:
  Property improvements and replacements                          (127)         (52)
  Proceeds from sale of investment property                         --        4,188
  Deposits to restricted escrows                                   (48)         (99)

      Net cash (used in) provided by investing activities         (175)       4,037

Cash flows from financing activities:
  Principal payments on notes payable                             (341)        (233)
  Repayments of loans                                               --      (10,813)
  Loan costs                                                        --         (148)
  Additions to notes payable                                        96        6,700

      Net cash used in financing activities                       (245)      (4,494)

Net increase in unrestricted cash and cash equivalents             337          209

Unrestricted cash and cash equivalents at
  beginning of period                                              318          223

Unrestricted cash and cash equivalents at end of period       $    655     $    432

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $    720     $  1,297
Supplemental disclosure of non-cash investing
  and financing activities:
  Interest on notes transferred to notes payable              $    434     $  2,270
  Property improvements and replacements included
    in accounts payable                                       $     --     $     39
  Mortgage debt canceled upon sale of investment property     $     --     $  1,126

               See Accompanying Notes to Consolidated Financial Statements


e)                           ANGELES PARTNERS XIV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or the "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,820,000 is in default at June 30, 1997, due to nonpayment of interest and principal when due. In addition, indebtedness of $11,800,000, plus related accrued interest, matures in November and December 1997.

The Partnership incurred a net loss of $1,655,000 for the six months ended June 30, 1997, and Angeles Realty Corporation II (the "Managing General Partner") expects this trend to continue. The Partnership generated cash from operations of $757,000 during the six months ended June 30, 1997; however, this was primarily the result of accruing interest of $1,534,000 on its indebtedness and $143,000 for services provided by affiliates.

The Dayton Industrial Complex has four remaining buildings at June 30, 1997.
The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages, in the amount of $3,820,000, due to nonpayment of interest and principal when due. On December 27, 1996, the lender on Building 59 of the Dayton Industrial Complex initiated foreclosure proceedings. The Managing General Partner does not intend to contest this foreclosure. The Partnership expects to lose both of these buildings to foreclosure in 1997. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $7,224,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings is less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of $4,576,000, plus related accrued interest, that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The following amounts were paid or accrued to the Managing General Partner and affiliates during each of the six months ended June 30, 1997 and 1996:


                                                          1997         1996
                                                           (in thousands)

Property management fees (included in operating           $123         $115
  expenses)

Reimbursement for services of affiliates (included
  in general and administrative expenses), including
  $1,197 accrued at June 30, 1997                          143          135

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at June 30, 1997, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $240,000 and $235,000 for the six months ended June 30, 1997 and 1996, respectively. Accrued interest payable was $2,028,000 at June 30, 1997.

AMIT currently holds notes receivable from the Partnership in the aggregate amount of $7,138,000. Total interest expense on this financing was $498,000 and $499,000 for the six months ended June 30, 1997 and 1996, respectively. Accrued interest payable was $1,141,000 at June 30, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

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

NOTE D - SALE OF PROPERTIES

On April 8, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of $4,188,000, after payment of closing costs. The Partnership realized a gain of $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt. The extraordinary gain was the result of forgiveness of debt.

On August 7, 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of $1,807,000 after payment of closing costs. The Partnership realized a gain of $131,000 on the sale.

NOTE E - REFINANCINGS

In April 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The previous mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default due to its maturity date in August 1994. The new mortgage indebtedness of $6,700,000 carries a stated interest rate of 8.00% with a balloon payment due May 2003.

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

In October 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The total mortgage indebtedness refinanced was $11,855,000, of which $11,762,000 represented principal. The new indebtedness of $11,999,000, which is guaranteed by HUD, carries a stated interest rate of 7.90% and matures in November 2027.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and June 30, 1996.

Property                                       1997            1996

Waterford Square Apartments
   Huntsville, Alabama (1)                      91%            85%
Fox Crest Apartments
   Waukegan, Illinois                           96%            94%
Dayton Industrial Complex
   Dayton, Ohio (2)                             69%            83%

1) Waterford Square Apartments experienced an increase in occupancy due to an improvement in the rental market in the Huntsville area.

2) Dayton Industrial has been adversely affected by the build-up of commercial space in the area.

The Partnership realized net losses of $860,000 and $1,655,000 for the three and six months ended June 30, 1997, respectively, versus net income and a net loss of $713,000 and $441,000 for the three and six months ended June 30, 1996, respectively. The increase in net loss can be attributed to the gain recognized on the sale of investment properties and the gain recognized on the extinguishment of debt as a result of the sales of Buildings #45 and #52 in the Dayton Industrial Complex, which occurred during the second quarter of 1996 (See "Note D"). Net loss before gain on sale of investment property and extraordinary gain decreased due to the overall decrease in expenses as a result of the sales of three buildings in the Dayton Industrial Complex in 1996. Historically, these buildings had not generated any operating income for the Partnership. Consequently, the loss of the buildings contributed to the decreased loss for the Partnership before the gain on sale and extraordinary item.

Rental income decreased for the six months ended June 30, 1997, versus the six months ended June 30, 1996, due to the sales of Buildings 45, 52 and 63 in the Dayton Industrial Complex (see discussion below), but was partially offset by increases in rental income at Fox Crest Apartments and Waterford Square Apartments due to increases in occupancy at both investment properties. Also, contributing to the decrease in rental income was a decrease in occupancy at the Dayton Industrial Complex for the remaining buildings.

The sale of Buildings 45, 52 and 63 in the Dayton Industrial Complex also contributed to a decrease in operating, maintenance and depreciation expense for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Also, the $1,729,000 write-down of the buildings in the Dayton Industrial Complex, during the fourth quarter of 1996, contributed to the decrease in depreciation. General and administrative expenses decreased primarily due to decreased professional fees. Due to the aforementioned sales, total maintenance expense decreased, however maintenance expense at Waterford Square Apartments and Fox Crest Apartments increased due to interior painting completed at both of the investment properties during the six months ended June 30, 1997, as well as concrete repairs to sidewalks, stairways and ramps at Fox Crest Apartments. The decrease in interest expense, resulting from the sales, was partially offset by an increase in interest expense due to default interest, and due to interest accruing on increased debt balances (see discussion below). Interest expense at Fox Crest Apartments and Waterford Square Apartments decreased due to lower interest rates obtained through the refinancings of the mortgage debt secured by these properties in 1996.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $655,000 compared to approximately $432,000 at June 30, 1996. Net cash provided by operating activities increased as a result of an increase in accrued interest, offset partially by an increase in the net loss, as explained above. The increase in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property. Net cash provided by investing activities in 1996 resulted from the recognition of proceeds received from the sale of the two buildings at the Dayton Industrial Complex during the six months ended June 30, 1996. Net cash used in financing activities decreased due to the repayments of loans which occurred as a result of the refinance of Fox Crest Apartments and the sales of Buildings 45 and 52 at the Dayton Industrial Complex during 1996. This was partially offset by the decrease in additions to notes payable. In 1996, the refinance of Fox Crest Apartments led to an addition to notes payable of $6,700,000. During 1997, an advance from the lender to cover operating expenses for Building #59 of the Dayton Industrial Complex led to an addition to notes payable of $96,000.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of $3,820,000 is in default at June 30, 1997, due to non-payment of interest and principal when due. In addition, indebtedness of $11,800,000, plus related accrued interest, matures in November and December 1997.

The Dayton Industrial Complex has four remaining buildings at June 30, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,820,000 due to nonpayment of interest and principal when due. The Partnership expects to lose these buildings to foreclosure. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $7,224,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings are less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased, nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1997.

The Partnership has unsecured working capital loans to AAP in the amount of $4,576,000, plus related accrued interest that is due in November 1997. This indebtedness is recourse to the Partnership. The Managing General Partner will initiate negotiations with AAP and is hopeful that these loans will be restructured, however, there can be no assurances that these negotiations will be successful.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         a)       Exhibits:  Exhibit 27, Financial Data Schedule.

         b)       Reports on Form 8-K:

                  No reports on form 8-K were filed during the quarter ended June 30, 1997.


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



                                   ANGELES PARTNERS XIV

                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President


                              By:  /s/ Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO


                              Date: August 12, 1997