Form 10QSB
period 1997-09-30
ANGELES PARTNERS XIV
filed 1997-11-12
CIK 759859

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                      or

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

                                 September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                 $     643
     Restricted--tenant security deposits                                92
  Accounts receivable, net of allowance for
     doubtful accounts of $7                                              6
  Escrows for taxes and insurance                                       386
  Restricted escrows                                                    359
  Other assets                                                          426
  Investment properties:
     Land                                              $  3,209
     Buildings and related personal property             37,706
                                                         40,915
     Less accumulated depreciation                      (24,450)     16,465
                                                                  $  18,377

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $      39
  Tenant security deposits                                              109
  Accrued taxes                                                         519
  Accrued interest                                                    4,329
  Due to affiliates                                                   1,161
  Other liabilities                                                      70
  Notes payable, including $3,870 in
     default                                                         44,055
Partners' Deficit
  General partners                                     $   (702)
  Limited partners (44,390 units
     issued and 43,897 units outstanding)               (31,203)    (31,905)
                                                                  $  18,377

            See Accompanying Notes to Consolidated Financial Statements


b)                              ANGELES PARTNERS XIV
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1997      1996        1997      1996
Revenues:
  Rental income                         $ 1,397   $ 1,523  $  4,164    $  5,041
  Other income                               34        77       106         156
     Total revenues                       1,431     1,600     4,270       5,197

Expenses:
  Operating                                 377       571     1,228       1,603
  General and administrative                 20       109       198         322
  Maintenance                               173       183       501         580
  Depreciation                              306       483       909       1,637
  Interest                                1,177     1,175     3,495       3,781
  Property taxes                             99       121       333         389
  Bad debt recovery, net                     (4)       (4)      (22)        (15)
     Total expenses                       2,148     2,638     6,642       8,297

  Loss before gain on sale
     of investment property
     and extraordinary item                (717)   (1,038)   (2,372)     (3,100)

Gain on sale of investment
  property                                   --       131        --         626

  Loss before extraordinary
     item                                  (717)     (907)   (2,372)     (2,474)

Extraordinary gain on
  extinguishment of debt                     --        --        --       1,126

       Net loss                        $   (717) $   (907) $ (2,372)   $ (1,348)

Net loss allocated
  to general partners (1%)             $     (7) $     (9) $    (24)   $    (13)
Net loss allocated
  to limited partners (99%)                (710)     (898)   (2,348)     (1,335)

       Net loss                        $   (717) $   (907) $ (2,372)   $ (1,348)

Per limited partnership unit:
  Loss before extraordinary
     item                              $ (16.17) $ (20.34) $ (53.49)   $ (55.49)
  Extraordinary item                         --        --        --       25.26

       Net loss                        $ (16.17) $ (20.34) $ (53.49)   $ (30.23)

            See Accompanying Notes to Consolidated Financial Statements


c)                                ANGELES PARTNERS XIV
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership   General     Limited
                                     Units      Partners    Partners      Total
Original capital contributions      44,390     $      1    $  44,390   $  44,391

Partners' deficit at
  December 31, 1996                 43,897     $   (678)   $ (28,855)  $ (29,533)

Net loss for the nine months
  ended September 30, 1997              --          (24)      (2,348)     (2,372)

Partners' deficit at
  September 30, 1997                43,897     $   (702)   $ (31,203)  $ (31,905)

          See Accompanying Notes to Consolidated Financial Statements

d)                                 ANGELES PARTNERS XIV
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                              1997        1996
Cash flows from operating activities:
  Net loss                                                $ (2,372)   $ (1,348)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                               909       1,637
    Amortization of mortgage discounts, loan costs
      and leasing commissions                                   42          96
    Extraordinary gain on extinguishment of debt                --      (1,126)
    Gain on sale of investment property                         --        (626)
    Bad debt recovery, net                                     (22)        (15)
  Change in accounts:
    Restricted cash                                             (4)          9
    Accounts receivable                                         87          30
    Escrows for taxes and insurance                           (120)        219
    Other assets                                                17         (32)
    Accounts payable                                            (5)         41
    Tenant security deposit liabilities                          6         (33)
    Accrued taxes                                              120         (32)
    Accrued interest                                         2,290       1,783
    Due to affiliates                                          107         221
    Other liabilities                                           (5)         31

      Net cash provided by operating activities              1,050         855

Cash flows from investing activities:
  Property improvements and replacements                      (261)       (195)
  Proceeds from sale of investment property                     --       5,995
  Deposits to restricted escrows                               (75)       (129)
  Withdrawals from restricted escrows                           57          66

      Net cash (used in) provided by investing activities     (279)      5,737

Cash flows from financing activities:
  Principal payments on notes payable                         (591)       (336)
  Repayments of loans                                           --     (12,620)
  Loan costs paid                                               --        (148)
  Additions to notes payable                                   145       6,700

      Net cash used in financing activities                   (446)     (6,404)

Net increase in unrestricted cash and cash equivalents         325         188

Unrestricted cash and cash equivalents at
  beginning of period                                          318         223

Unrestricted cash and cash equivalents at end of period   $    643    $    411

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  1,116    $  1,921
Supplemental disclosure of non-cash investing
  and financing activities:
  Interest on notes transferred to notes payable          $    655    $  2,477
  Mortgage debt canceled upon sale of investment property $     --    $  1,126


               See Accompanying Notes to Consolidated Financial Statements


e)                           ANGELES PARTNERS XIV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or the "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of approximately $3,870,000 is in default at September 30, 1997, due to nonpayment of interest and principal when due. In addition, indebtedness of $11,981,000, plus related accrued interest, matures in November and December 1997. The Partnership does not have the means with which to satisfy this indebtedness when it matures.

The Partnership incurred a net loss of approximately $2,372,000 for the nine months ended September 30, 1997, and Angeles Realty Corporation II (the "Managing General Partner") expects the Partnership to continue incurring such losses. The Partnership generated cash from operations of approximately $1,050,000 during the nine months ended September 30, 1997; however, this was primarily the result of accruing interest of approximately $2,290,000 on its indebtedness and approximately $107,000 for services provided by affiliates.

The Dayton Industrial Complex has four remaining buildings at September 30, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages, in the amount of approximately $3,870,000, due to nonpayment of interest and principal when due. The lenders on Buildings 53 and 59 of the Dayton Industrial Complex initiated foreclosure proceedings on September 30, 1997 and December 27, 1996, respectively. The Managing General Partner does not intend to contest these foreclosure proceedings. The Partnership expects to lose both of these buildings to foreclosure in 1997. The first mortgage secured by Building 55 and the second mortgages secured by Buildings 41, 53 and 59, which total approximately $7,405,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings is less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner does not intend to use any Partnership funds to support this property.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000, plus related accrued interest, that is due November 25, 1997. This indebtedness is recourse to the Partnership. Upon maturity, the Partnership will not have the means with which to satisfy this obligation.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The following amounts were paid or accrued to the Managing General Partner and affiliates during each of the nine months ended September 30, 1997 and 1996:


                                                            1997       1996
                                                           (in thousands)

Property management fees                                  $186         $173

Reimbursement for services of affiliates, including
  $1,161 accrued at September 30, 1997                     112          222

Included in reimbursement for services of affiliates is approximately $5,000 and $1,000 in construction oversight costs for the period ended September 30, 1997 and 1996, respectively.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at September 30, 1997, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity on November 25, 1997, the Partnership will not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $363,000 and approximately $353,000 for the nine months ended September 30, 1997 and 1996, respectively. Accrued interest payable was approximately $2,150,000 at September 30, 1997.

AMIT currently holds notes receivable from the Partnership in the aggregate amount of approximately $7,138,000 ("Glenwood Note" = $1,915,000, "Waterford Square Note" = $459,000 and "Fox Crest Note" = $4,764,000). Total interest expense on this financing was approximately $759,000 and approximately $743,000 for the nine months ended September 30, 1997 and 1996, respectively. Accrued interest payable was approximately $1,402,000 at September 30, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

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

On August 7, 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of $1,807,000, after payment of closing costs. The Partnership realized a gain of $131,000 on the sale.

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

NOTE F - CASUALTY

During September 1997, there were two separate kitchen fires at Fox Crest Apartments. The damage to the affected units was minor and the total estimated costs to repair the damage approximates the total insurance proceeds to be received, therefore no casualty gain or loss is expected to occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and September 30, 1996.

Property                                       1997            1996

Waterford Square Apartments
   Huntsville, Alabama (1)                      91%            87%
Fox Crest Apartments
   Waukegan, Illinois                           96%            95%
Dayton Industrial Complex
   Dayton, Ohio (2)                             69%            72%

1) Waterford Square Apartments experienced an increase in occupancy due to an improvement in the rental market in the Huntsville area. As the market in this area continues to improve, the Managing General Partner anticipates that Waterford Square Apartments' occupancy will continue to climb.

2) Dayton Industrial Complex has been adversely affected by the build-up of commercial space in the area.

The Partnership realized net losses of approximately $717,000 and approximately $2,372,000 for the three and nine months ended September 30, 1997, respectively, versus net losses of approximately $907,000 and approximately $1,348,000 for the three and nine months ended September 30, 1996, respectively. The increase in net loss for the nine months ended September 30, 1997, versus the corresponding period of 1996, can be attributed to the gain recognized on the sale of investment properties and the gain recognized on the extinguishment of debt as a result of the sales of Buildings 45, 52, and 63 in the Dayton Industrial Complex, which occurred during the second and third quarters of 1996 (See "Note D"). The loss before the gain on sale of investment property and extraordinary gain decreased primarily due to the overall decrease in expenses as a result of the sales of the three buildings in the Dayton Industrial Complex in 1996. Historically, these buildings had not generated any operating income for the Partnership.

Rental income decreased for the nine months ended September 30, 1997, versus the nine months ended September 30, 1996, due to the aforementioned sales and also due to the decrease in occupancy at the Daytona Industrial Complex for the remaining buildings, but was partially offset by increases in rental income at Fox Crest Apartments and Waterford Square Apartments due to increases in occupancy and average annual rental rates at both of these investment properties.

The sale of Buildings 45, 52 and 63 in the Dayton Industrial Complex is also the primary reason for the decreases in operating, maintenance, depreciation, interest and property tax expense for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Contributing to the decrease in operating expense was a decrease in concessions offered at Waterford Square Apartments. General and administrative expenses decreased primarily due to a decrease in reimbursements for services of affiliates and decreased professional fees. Due to the aforementioned sales, total maintenance expense decreased, however maintenance expense at Waterford Square Apartments and Fox Crest Apartments increased due to interior painting completed at both of the investment properties during the nine months ended September 30, 1997. Also, concrete repairs were made to sidewalks, stairways and ramps at Fox Crest Apartments and new light fixtures were installed at Waterford Square Apartments. The $1,729,000 write-down of the buildings in the Dayton Industrial Complex, during the fourth quarter of 1996, contributed to the decrease in depreciation. The decrease in interest expense, resulting from the sales, was partially offset by an increase in interest expense on the defaulted debt and due to interest accruing on increased debt balances as unpaid interest is added to principal (see discussion below). Interest expense at Fox Crest Apartments and Waterford Square Apartments decreased due to lower interest rates obtained through the refinancings of the mortgage debt secured by these properties in 1996.

Included in maintenance expense for the nine months ended September 30, 1997, is $28,000 of major repairs and maintenance mainly comprised of parking lot repairs. For the nine months ended September 30, 1996, $2,000 of major repairs and maintenance comprised of exterior building improvements and window covering replacements were included in maintenance expense.

The Managing General Partner continues to monitor the rental market environment at its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and increasing the overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $643,000 compared to approximately $411,000 at September 30, 1996. Net cash provided by operating activities increased as a result of increases in accrued interest and accrued taxes, offset partially by an increase in escrows for taxes and insurance. The increase in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property. The increase in escrows for taxes and insurance and the increase in accrued taxes is due to the timing of the payments of the investment properties' property tax bills. Net cash used in investing activities in 1997 resulted from an increase in property improvements and replacements. Net cash provided by investing activities in 1996 resulted from the recognition of proceeds received from the sale of the three buildings at the Dayton Industrial Complex during the nine months ended September 30, 1996. Net cash used in financing activities decreased due to the repayments of loans which occurred as a result of the refinance of Fox Crest Apartments and the sales of Buildings 45, 52, and 63 at the Dayton Industrial Complex during 1996. This was partially offset by the decrease in additions to notes payable. In 1996, the refinance of Fox Crest Apartments led to an addition to notes payable of $6,700,000. During 1997, an advance from the lender to cover operating expenses for Building 59 of the Dayton Industrial Complex led to an addition to notes payable of approximately $145,000.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse indebtedness of approximately $3,870,000 is in default at September 30, 1997, due to non-payment of interest and principal when due. In addition, indebtedness of approximately $11,981,000, plus related accrued interest, matures in November and December 1997. The Partnership does not have the means with which to satisfy this indebtedness when it matures.

The Dayton Industrial Complex has four remaining buildings at September 30, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages, in the amount of approximately $3,870,000, due to nonpayment of interest and principal when due. The lenders on Buildings 53 and 59 of the Dayton Industrial Complex initiated foreclosure proceedings on September 30, 1997 and December 27, 1996, respectively. The Managing General Partner does not intend to contest these foreclosure proceedings. The Partnership expects to lose both of these buildings to foreclosure in 1997. The first mortgage secured by Building 55 and the second mortgages secured by Buildings 41, 53 and 59, which total approximately $7,405,000 and are all non-recourse to the Partnership, mature in December 1997. The estimated fair value of these buildings is less than the indebtedness, and the Managing General Partner anticipates losing these buildings when the indebtedness matures. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner does not intend to use any Partnership funds to support this property.

The Partnership has unsecured working capital loans to AAP in the amount of approximately $4,576,000, plus related accrued interest that is due November 25, 1997. This indebtedness is recourse to the Partnership. Upon maturity, the Partnership will not have the means with which to satisfy this obligation.

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

On September 30, 1997, the lender on Building 53 of the Dayton Industrial Complex initiated foreclosure proceedings. The Managing General Partner does not intend to contest this foreclosure and anticipates that this property will be lost in 1997.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:  Exhibit 27, Financial Data Schedule.

         b)    Reports on Form 8-K:

               No reports on form 8-K were filed during the quarter ended September 30, 1997.


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



                              Date: November 12, 1997