Form 10KSB
period 1997-12-31
ANGELES PARTNERS XIV
filed 1998-03-26
CIK 759859

FORM 10-KSB ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

 For the transition period from ____________________ to ______________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $5,642,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners".

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of Insignia, provides property management services to each of the Partnership's investment properties, with the exception of Dayton Industrial Complex, which is managed by a third party.

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

                       Date of
Property              Purchase      Type of Ownership           Use

Waterford Square      05/31/85   Fee ownership subject to a   Residential Rental
  Apartments                     first mortgage               487 units

Fox Crest             06/30/85   Fee ownership subject to a   Residential Rental
  Apartments                     first mortgage               245 units

Dayton Industrial     12/20/85   Fee ownership subject to     Commercial Rental
  Complex (1)                    first, second and third      330,516 sq. ft.
                                 mortgages

(1) During 1996, the Partnership disposed of the following buildings of the Dayton Industrial Complex: Building 63 was sold on August 7, 1996 and Buildings 45 and 52 sold on April 8, 1996.


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                                 Gross
                                Carrying    Accumulated                      Federal
Property                         Value      Depreciation    Rate    Method  Tax Basis
Waterford Square Apartments  $  17,033     $  10,295      5-20 yrs   (1)    $ 6,467
Fox Crest Apartments             9,448         5,697      5-20 yrs   (1)      3,361
Dayton Industrial Complex       13,803         8,768      5-20 yrs   S/L      7,784

                             $  40,284     $  24,760                        $17,612

(1) Straight-line and accelerated

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                             Principal                                     Principal
                             Balance At                                     Balance
                            December 31,  Interest    Period    Maturity    Due At
Property                        1997        Rate     Amortized    Date     Maturity
Waterford Square
  Apartments
  1st mortgage             $  11,897        7.90%     31 yrs     11/2027  $     86
Fox Crest
  Apartments
  1st mortgage                 6,471        8.00%     30 yrs     05/2003     5,445
Dayton Industrial
  Complex
  3rd mortgage                 1,582       10.00%       (2)      03/2002     1,582
Building 41
  1st mortgage                 1,132       10.50%     30 yrs     09/2007        15
  2nd mortgage, in default     2,698       10.00%       (1)      12/1997     2,698
Building 53
  1st mortgage,
    in default                 1,043       10.00%     27 yrs     03/2007        11
  2nd mortgage, in default     1,669       10.00%       (1)      12/1997     1,669
Building 55
  1st mortgage, in default     2,536       10.00%       (1)      12/1997     2,536
Building 59
  1st mortgage, in
  default                      2,864       10.00%       (3)      05/1998     2,864
  2nd mortgage, in default       687       10.00%       (1)      12/1997       687

Angeles Partners XIV
  Working capital
    loan, in default (6)       1,281         (4)        (4)      11/1997     1,281
  Working capital
    loan, in default (6)       3,295         (4)        (4)      11/1997     3,295
  Note payable (5)
  ("Glenwood")                 1,915       12.50%       (7)      03/1998     1,915
  Note payable (5)
  ("Waterford Square")           411       12.00%       (7)      03/1998       411
  Note payable (5)
  ("Foxcrest")                 4,764       12.50%       (8)      03/2003     4,764
                              44,245

Less unamortized
  discount                       (51)
    Total                  $  44,194                                      $ 29,259

(1) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.
(2) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.
(3) Monthly payments of interest at the stated rate plus excess cash flow as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.
(4) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.
(5) Payable to Angeles Mortgage Investment Trust ("AMIT").
(6) Payable to Angeles Acceptance Pool, L.P. ("AAP").
(7) Payment of excess cash flow only, as defined, due semi-annually.
(8)  No payments due until maturity.

Average annual rental rates and occupancy for 1997 and 1996 for each property:


                                        Average Annual         Average Annual
                                         Rental Rates             Occupancy
Property                              1997           1996       1997     1996

Waterford Square Apartments       $6,034/unit   $5,925/unit     92%      88%
Fox Crest Apartments               7,525/unit    7,314/unit     96%      95%
Dayton Industrial Complex (1)       4.50/sq.ft.   6.64/sq.ft.   69%      77%

 (1) This investment property has been adversely affected by the build-up of commercial space in the area.


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

Real estate taxes and rates in 1997 for each property were:


                                             1997            1997
                                            Billing          Rate
                                        (in thousands)

Waterford Square Apartments                $ 176            1.16%
Fox Crest Apartments                         175*           7.74%
Dayton Industrial Complex                    139            1.84%

* Amount per 1996 billings, tax bills for 1997 not yet received.


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for the Dayton Industrial Complex:


                        Square Footage     Annual Rent
Nature of Business          Leased       Per Square Foot   Lease Expiration

Woodwork equipment
 manufacturer               115,000          $   3.54          08/31/99
Public and contract
 warehousing                 70,000              3.89          12/31/98

The following schedule shows lease expirations for the commercial property, Dayton Industrial Complex, for 1998 and thereafter (dollar amounts in thousands):


                          Number of                               % of Gross
                         Expirations  Square Feet   Annual Rent   Annual Rent

          1998                6         76,994      $   371           35%
          1999                5        121,420          492           47%
          2000                4         12,523          167           16%

ITEM 3. LEGAL PROCEEDINGS

On December 27, 1996, the lender on Building 59 of the Dayton Industrial Complex initiated foreclosure proceedings. The Managing General Partner does not intend to contest this foreclosure and anticipates that this property will be lost in 1998.

On September 30, 1997, the lender on Building 53 of the Dayton Industrial Complex initiated foreclosure proceedings. The Managing General Partner does not intend to contest this foreclosure and anticipates that this property will be lost in 1998.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Registrant did not vote on any matter during the fiscal year covered by this report.



                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,390 Limited Partnership Units during its offering period through February 18, 1986, and currently has 43,887 Limited Partnership Units outstanding held by 4,408 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units. There were no distributions to the Partners in 1997 or 1996. The Partnership presently does not generate positive cash flow and is unable to make distributions.

During 1997 and 1996, the number of Limited Partnership Units decreased by 10 units and 242 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized a net loss of approximately $3,974,000 for the year ended December 31, 1997 versus a net loss of approximately $4,542,000 for the year ended December 31, 1996. The decrease in net loss can be attributed to the sales of Buildings 45, 52, and 63 in the Dayton Industrial Complex, which occurred during the second and third quarters of 1996. There was an overall decrease in expenses as a result of these sales. Historically, these buildings generated operating losses for the Partnership.

Rental income decreased for the year ended December 31, 1997, versus the year ended December 31, 1996, due to the aforementioned sales and also due to the decrease in occupancy at the Dayton Industrial Complex for the remaining buildings. This was partially offset by increases in rental income at Fox Crest Apartments and Waterford Square Apartments due to increases in occupancy and average annual rental rates at both of these investment properties.

The sale of Buildings 45, 52 and 63 in the Dayton Industrial Complex is also the primary reason for the decreases in operating, depreciation, interest and property tax expense for the year ended December 31, 1997, as compared to the year ended December 31, 1996. Also, contributing to the decrease in operating expense was a decrease in concessions offered at Waterford Square Apartments. Offsetting the decrease in operating expense was an increase in maintenance expense at Waterford Square Apartments and Fox Crest Apartments due to interior painting completed at both of the investment properties during the year ended December 31, 1997. Also, concrete repairs were made to sidewalks, stairways and ramps at Fox Crest Apartments and new light fixtures were installed and major landscaping completed at Waterford Square Apartments. General and administrative expenses decreased primarily due to a decrease in reimbursements for services of affiliates and decreased professional fees. The decrease in interest expense, resulting from the sales, was partially offset by an increase in interest expense on the defaulted debt and due to interest accruing on increased debt balances as unpaid interest is added to principal (see discussion below). Interest expense at Fox Crest Apartments and Waterford Square Apartments decreased due to lower interest rates obtained through the refinancings of the mortgage debt secured by these properties in 1996.

In April 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party, for net sales proceeds of approximately $4,188,000 after payment of closing costs. The Partnership realized a gain of approximately $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt.

In August 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party, for net sales proceeds of approximately $1,807,000, after payment of closing costs. The Partnership realized a gain of approximately $131,000 on the sale.

In October 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The Partnership recognized an extraordinary loss on the refinancing due to the write-off of approximately $518,000 in unamortized loan costs associated with the previous indebtedness.

The Managing General Partner anticipates that the Partnership will lose Buildings 53 and 59 of the remaining Dayton Buildings to foreclosure during 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. During the fourth quarters of 1997 and 1996, the Partnership recorded a $713,000 and $1,729,000 write down, respectively, of the buildings from their carrying value to their estimated fair value less costs to dispose. The Partnership recognized net operating losses of approximately $1,186,000 and $1,524,000, for Dayton Industrial Complex for the years ended December 31, 1997 and 1996, respectively.

Included in operating expense for the year ended December 31, 1997, is approximately $71,000 of major repairs and maintenance mainly comprised of parking lot repairs, exterior painting, and major landscaping expenditures. For the year ended December 31, 1996, approximately $23,000 of major repairs and maintenance comprised mainly of interior and exterior building improvements, exterior painting, and window coverings were included in operating expense.

As part of the ongoing business plan of the Partnership, the Managing General Partner continues to monitor the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.


Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $649,000 compared to approximately $318,000 at December 31, 1996. Net cash increased approximately $331,000 and $95,000 for the years ended December 31, 1997 and 1996, respectively. Net cash provided by operating activities increased primarily as a result of the decreased net loss along with an increase in accrued interest. The increase in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property.
Net cash used in investing activities in 1997 resulted from an increase in property improvements and replacements. Net cash provided by investing activities in 1996 resulted from the recognition of proceeds received from the sale of the three buildings at the Dayton Industrial Complex during the year ended December 31, 1996. Net cash used in financing activities decreased due to the repayments of loans which occurred as a result of the refinance of Fox Crest Apartments and the sales of Buildings 45, 52, and 63 at the Dayton Industrial Complex during 1996.

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

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Indebtedness of approximately $16,073,000 is in default at December 31, 1997, due to non-payment of interest and principal when due. Of this amount, approximately $11,497,000 is non-recourse and approximately $4,576,000 is recourse to the Partnership.

The Dayton Industrial Complex has four remaining buildings at December 31, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse mortgages, in the amount of approximately $3,907,000, due to nonpayment of interest and principal when due. The first mortgage secured by Building 55 and the second mortgages secured by Buildings 41, 53 and 59, which total approximately $7,590,000 and are all non-recourse to the Partnership, matured in December 1997 and are in default due to nonpayment of interest and principal when due. The lenders on Buildings 53 and 59 of the Dayton Industrial Complex initiated foreclosure proceedings on September 30, 1997 and December 27, 1996, respectively. The Managing General Partner does not intend to contest these foreclosure proceedings. The Partnership expects to lose both of these buildings to foreclosure in 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner does not intend to use any Partnership funds to support this property.

The Partnership has unsecured working capital loans to AAP in the amount of approximately $4,576,000, plus related accrued interest that was due November 25, 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 1998 to meet all property operating expenses, debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to terminate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.


Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7. FINANCIAL STATEMENTS

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS


       Report of Ernst & Young, LLP, Independent Auditors

       Consolidated Balance Sheet - December 31, 1997

       Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

       Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

       Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

       Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on non-recourse indebtedness of $11,497,000, plus related accrued interest, due to nonpayment of interest and principal when due. In addition, unsecured indebtedness of $4,576,000, plus related accrued interest, is in default due to non-payment upon maturity in November 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 28, 1998,
except for Note J, as to which the date is March 17, 1998


                              ANGELES PARTNERS XIV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                 December 31, 1997




Assets
  Cash and cash equivalents                                           $    649
  Receivables and deposits, net of allowance for
    doubtful accounts of $7                                                291
  Restricted escrows                                                       391
  Other assets                                                             431
  Investment properties (Notes C, D and G):
     Land                                              $  3,210
     Buildings and related personal property             37,074
                                                         40,284
     Less accumulated depreciation                      (24,760)        15,524

                                                                      $ 17,286

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $     33
  Tenant security deposits                                                 108
  Accrued taxes                                                            408
  Accrued interest                                                       4,774
  Due to affiliates (Note F)                                             1,200
  Other liabilities                                                         76
  Notes payable, including $16,073 in
     default (Notes C, D and G)                                         44,194


Partners' Deficit
  General partners                                     $   (718)
  Limited partners (43,887 units
    issued and outstanding)                             (32,789)       (33,507)

                                                                      $ 17,286

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                         Years Ended December 31,
                                                            1997          1996
Revenues:
 Rental income                                           $   5,503     $   6,362
 Other income                                                  139           198
 Gain on sale of investment properties                          --           626
     Total revenues                                          5,642         7,186

Expenses:
 Operating                                                   2,336         2,823
 General and administrative                                    214           424
 Depreciation                                                1,219         1,939
 Interest                                                    4,670         4,937
 Property taxes                                                486           505
 Bad debt recovery, net                                        (22)          (21)
 Write down of investment property (Note G)                    713         1,729
     Total expenses                                          9,616        12,336

Loss before extraordinary items                             (3,974)       (5,150)

Extraordinary item - loss on refinance (Note D)                --          (518)
Extraordinary item - gain on extinguishment of
 debt (Note D)                                                 --         1,126

     Net loss                                           $  (3,974)    $  (4,542)

Net loss allocated to general partners (1%)             $     (40)    $     (45)
Net loss allocated to limited partners (99%)               (3,934)       (4,497)
     Net loss                                           $  (3,974)    $  (4,542)

Per limited partnership unit:
 Loss before extraordinary items                         $  (89.62)    $ (115.51)
 Extraordinary item - loss on refinance                         --        (11.62)
 Extraordinary item - gain on extinguishment of debt            --         25.26
     Net loss                                            $  (89.62)    $ (101.87)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                     Units       Partners      Partners       Total
Original capital contributions       44,390     $       1     $  44,390    $   44,391

Partners' deficit at
  December 31, 1995                  44,139     $    (633)    $ (24,358)   $  (24,991)

Net loss for the year ended
  December 31, 1996                      --           (45)       (4,497)       (4,542)

Abandonment of limited
  Partnership units (Note I)           (242)           --            --            --

Partners' deficit at
  December 31, 1996                  43,897          (678)      (28,855)      (29,533)

Net loss for the year ended
  December 31, 1997                      --           (40)       (3,934)       (3,974)

Abandonment of limited
  Partnership Units (Note I)            (10)           --            --            --

Partners deficit at
  December 31, 1997                  43,887     $    (718)    $ (32,789)   $  (33,507)

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   1997         1996
Cash flows from operating activities:
  Net loss                                                      $ (3,974)    $ (4,542)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation                                                  1,219        1,939
     Amortization of discounts, loan costs,
        and leasing commissions                                       55          111
     Extraordinary gain on extinguishment of debt                     --       (1,126)
     Extraordinary loss on refinance                                  --          518
     Gain on sale of investment properties                            --         (626)
     Bad debt recovery, net                                          (22)         (21)
     Write down of investment property                               713        1,729
  Change in accounts:
     Receivables and deposits                                        156          243
     Other assets                                                      4            9
     Accounts payable                                                (11)         (52)
     Tenant security deposit liabilities                               5          (30)
     Accrued taxes                                                     9          (58)
     Accrued interest                                              2,958        2,440
     Due to affiliates                                               146          290
     Other liabilities                                                 1          (44)

        Net cash provided by operating activities                  1,259          780

Cash flows from investing activities:
  Property improvements and replacements                            (343)        (223)
  Proceeds from sale of investment property                           --        5,995
  Net deposits to restricted escrows                                 (50)         (56)

        Net cash (used in) provided by investing activities         (393)       5,716

Cash flows from financing activities:
 Principal payments on notes payable                                (718)        (397)
 Repayment of loans                                                   --      (24,382)
 Additions to notes payable                                          183       18,705
 Loan costs paid                                                      --         (327)

        Net cash used in financing activities                       (535)      (6,401)

Net increase in cash and cash equivalents                            331           95
Cash and cash equivalents at beginning of year                       318          223

Cash and cash equivalents at end of year                        $    649     $    318
Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $  1,594     $  2,390
Supplemental disclosure of non-cash investing and
    financing activities:
    Interest on notes transferred to notes payable              $    878     $  3,556
    Mortgage debt cancelled upon sale of investment property    $     --     $  1,146

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $11,497,000 and $4,576,000 is in default at December 31, 1997, due to nonpayment of interest and principal when due.

The Partnership incurred a net loss of approximately $3,974,000 for the year ended December 31, 1997, and Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses. The Partnership generated cash from operations of approximately $1,259,000 during 1997; however, this primarily was the result of accruing interest of approximately $2,958,000 on its indebtedness and $146,000 for services provided by affiliates.

The Dayton Industrial Complex has four remaining buildings at December 31, 1997. The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,907,000 due to nonpayment of interest and principal when due. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53 and 59, which total $7,590,000 and are all nonrecourse to the Partnership, matured in December 1997 and are in default due to nonpayment of interest and principal when due. The lenders on Buildings 53 and 59 of the Dayton Industrial Complex initiated foreclosure proceedings on September 30, 1997 and December 27, 1996, respectively. The Managing General Partner does not intend to contest these foreclosure proceedings. The Partnership expects to lose these buildings to foreclosure in 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1998.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest that was due in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

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

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is ARC II, an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". As of December 31, 1997, the Partnership operates two residential properties and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interest in Waterford Square Apartments, Ltd. The Partnership may remove the General Partner in Waterford Square Apartments, Ltd.; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs, of approximately $64,000 in 1997 and approximately $78,000 in 1996, are charged to expense as they are incurred and are included in operating expenses in the accompanying statements of operations.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (See "Note G").

Depreciation: Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed utilizing the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Loan Costs: Loan costs of approximately $400,000, at December 31, 1997, which are included in other assets on the accompanying balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 1997, accumulated amortization is approximately $96,000 and is also included in other assets on the accompanying balance sheet.

Lease Commissions: Lease commissions of approximately $14,000, at December 31, 1997, which are included in other assets on the accompanying balance sheet, are being amortized on a straight-line basis over the terms of the respective leases. At December 31, 1997, accumulated amortization is approximately $10,000 and is also included in other assets on the accompanying balance sheet.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial property lease terms are generally from one month to ten years.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgages that are not in default, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates their carrying balance. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for debt in default, third mortgage and debt to affiliates (see Note F) as there is no market in which the Partnership could obtain similar financing.

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

Reclassification: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE C - SALE OF PROPERTIES

On April 8, 1996, the Partnership sold Buildings 45 and 52 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of approximately $4,188,000 after payment of closing costs. The Partnership realized a gain of approximately $495,000 on the sales and a related $1,126,000 extraordinary gain on the early extinguishment of debt. The extraordinary gain was the result of forgiveness of debt.

On August 7, 1996, the Partnership sold Building 63 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of approximately $1,807,000 after payment of closing costs. The Partnership realized a gain of approximately $131,000 on the sale.


NOTE D - NOTES PAYABLE

The principle terms of notes payable are as follows:
(dollar amounts in thousands)

                               Monthly                        Principal     Principal
                               Payment     Stated              Balance     Balance At
                              Including   Interest  Maturity    Due At    December 31,
          Property             Interest     Rate      Date     Maturity       1997
Waterford Square
 Apartments
 1st mortgage                 $    87       7.90%   11/2027  $     86    $   11,897
Fox Crest
 Apartments
 1st mortgage                      56       8.0%    05/2003      5,445        6,471
Dayton Industrial
 Complex
 3rd mortgage                      (2)     10.00%   03/2002      1,582        1,582
Building 41
 1st mortgage                      16      10.50%   09/2007         15        1,132
 2nd mortgage, in default          (1)     10.00%   12/1997      2,698        2,698
Building 53
 1st mortgage,
   in default                      13      10.00%   03/2007         11        1,043
 2nd mortgage, in default          (1)     10.00%   12/1997      1,669        1,669
Building 55
 Mortgage, in default              (1)     10.00%   12/1997      2,536        2,536
Building 59
 1st mortgage,
   in default                      (3)     10.00%   05/1998      2,864        2,864
 2nd mortgage, in default          (1)     10.00%   12/1997        687          687

Angeles Partners XIV
 Working capital loan
   loan, in default (6)            (4)      (4)     11/1997      1,281        1,281
 Working capital
   loan, in default (6)            (4)      (4)     11/1997      3,295        3,295
 Note payable (5)
 ("Glenwood")                      (7)     12.50%   03/1998      1,915        1,915
 Note payable (5)
 ("Waterford Square")              (7)     12.00%   03/1998        411          411
 Note payable (5)
 ("Foxcrest")                      (8)     12.50%   03/2003      4,764        4,764
                                                                             44,245

Less unamortized
 discounts                                                                      (51)

   Totals                                                    $  29,259   $   44,194

(1) Second mortgage interest payments are subject to sufficient operating cash flows. In the event operating cash flows are not sufficient for payments, accrued interest is added to principal.

(2) Principal and interest payments, which are secured by all of the buildings, are deferred until all necessary repairs, expenses and other arrearages have been fully funded and anticipated income from the properties appears sufficient so that all operating expenses, real estate taxes and debt service can continue to be paid timely.

(3) Monthly payments of interest at the stated rate plus excess cash flow, as defined. Fifty percent of the additional payment is applied to the principal balance and 50% is additional interest.

(4) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.

(5)  Payable to Angeles Mortgage Investment Trust ("AMIT").

(6)  Payable to AAP.

(7)  Payments of excess cash flow only, as defined, due semi-annually.

(8)  No payments due until maturity.

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

The Partnership is in default on Building 53's and Building 59's non-recourse first mortgages in the amount of $3,907,000 due to nonpayment of interest and principal when due. The first mortgage on Building 55 and the second mortgages on Buildings 41, 53, and 59, which total approximately $7,590,000, are in default due to their maturity in December 1997 and are in default due to nonpayment of interest and principal when due. The lenders of Buildings 53 and 59 initiated foreclosure proceedings on September 30, 1997 and December 27, 1996, respectively. The Partnership will not contest these proceedings and expects to lose these buildings to foreclosure in 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. None of the indebtedness secured by the Dayton Industrial Complex buildings are recourse to the Partnership, therefore the Partnership will recognize a gain upon foreclosure due to the extinguishment of debt.

In April 1996, the Partnership refinanced the mortgage encumbering Fox Crest Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.25%, was in default since its maturity date in August 1994. The new mortgage indebtedness of approximately $6,700,000 carries a stated interest rate of 8.00% with a balloon payment due May 2003. Monthly payments of principal and interest are approximately $56,000. The Partnership capitalized approximately $108,000 in loan costs associated with the refinancing.

In April 1996, the Fox Crest Note, held by AMIT, was restructured, adding previously accrued delinquent interest and late charges of approximately $1,764,000 to the original note amount. The $4,764,000 note is a term loan which matures the earlier of March 2003, the date of sale or refinance of Fox Crest Apartments, the occurrence of a default under the terms of the mortgage encumbering Fox Crest Apartments, or a sale or refinance of the Partnership's beneficiary interest in the trust which owns Fox Crest Apartments. The note provides for interest at 12.5%.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of approximately $874,000 to the original note amount. The $459,000 and $1,915,000 notes provide semi-annual payments of excess cash flow, as defined, and mature the earlier of March 1998, the date of sale of Waterford Square Apartments, the occurrence of a default under the terms of the mortgage encumbering Waterford Square Apartments, or a sale or refinance of the Partnership's beneficiary interest in Waterford Square Apartments, Ltd. The notes provide for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note).

In October 1996, the Partnership refinanced the mortgage encumbering Waterford Square Apartments. The total mortgage indebtedness refinanced was approximately $11,855,000 of which approximately $11,762,000 represented principal. The new indebtedness of approximately $11,999,000, which is guaranteed by HUD, carries a stated interest rate of 7.90% and matures in November 2027. Monthly payments of principal and interest are approximately $87,000. The Partnership recognized an extraordinary loss on the refinancing due to the write off of approximately $518,000 in unamortized loan costs associated with the previous indebtedness. The Partnership capitalized approximately $219,000 in loan costs associated with the refinancing.

Mortgage notes payable totaling approximately $32,579,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1997, are as follows (in thousands):


                   1998                       $  18,732
                   1999                             362
                   2000                             395
                   2001                             429
                   2002                           2,050
                Thereafter                       22,277
                                              $  44,245


NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):


                                                 1997          1996

Net loss as reported                         $  (3,974)    $ (4,542)
Add (deduct):
      Depreciation differences                    (326)         412
      Unearned income                              107          (30)
      Discounts on notes payable                    47           26
      Book-tax difference on
        sale/foreclosures                           --         (190)
      Write down of investment properties          713        1,729
      Other                                         (1)          85

Federal taxable loss                         $  (3,434)    $ (2,510)

Federal taxable loss per limited
      partnership unit                       $  (77.47)    $ (56.61)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net liabilities as reported                  $ (33,507)
Land and buildings                               2,733
Accumulated depreciation                          (645)
Syndication and distribution costs               6,047
Other                                               64

Net liabilities - Federal tax basis          $ (25,308)

NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the Managing General Partner and affiliates in 1997 and 1996:

                                                            1997        1996
                                                            (in thousands)

Property management fees (included in                     $  251       $  234
  operating expenses)

Reimbursement for services of
  affiliates, including approximately
  $1,200 accrued at December 31, 1997
  (included in operating and general and
  administrative expenses and investment property)           153          326

Included in reimbursement for services of affiliates is approximately $6,000 and $8,000 of construction oversight costs at December 31, 1997 and 1996, respectively.

Included in reimbursement for services of affiliates at December 31, 1996, is approximately $15,000 of commissions earned on the sale of the buildings at the Dayton Industrial Complex.

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,000 at December 31, 1997, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal was to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for these loans was approximately $485,000
and approximately $470,000 in 1997 and 1996, respectively.   Accrued interest
was approximately $2,273,000 at December 31, 1997.

AMIT currently holds notes receivable from the Partnership in the amount of approximately $7,090,000. Total interest expense on this financing was approximately $1,025,000 and approximately $963,000 in 1997 and 1996, respectively. Accrued interest was approximately $1,585,000 at December 31, 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

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

The agreement contemplates that the properties will be sold at an opportune time but no later than 10 years after commencement of the agreements (March 2, 1992). In addition, the agreement contains an option for MV to buy the properties five years after the commencement date of the agreement. MV did not exercise this option.

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

<caption

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                                            Cost
                                                           Buildings     Capitalized
                                                         and Related      (Removed)
                                                           Personal     Subsequent to
         Description          Encumbrances     Land        Property      Acquisition
Waterford Square Apartments  $   11,897    $   1,382    $   13,479      $   2,172
Fox Crest Apartments              6,471          861         8,198            389
Dayton Industrial Complex        14,211        3,922        53,825        (43,944)
Angeles Partners XIV             11,666           --            --             --

     Totals                  $   44,245    $   6,165    $   75,502      $ (41,383)

                          Gross Amount At Which Carried
                              At December 31, 1997
                                 (in thousands)
                                         Buildings
                                        And Related
                                         Personal             Accumulated    Date    Depreciable
         Description            Land     Property     Total   Depreciation Acquired  Life-Years
Waterford Square Apartments  $ 1,382    $  15,651   $ 17,033   $ 10,295    05/31/85    5-20 yrs
Fox Crest Apartments             861        8,587      9,448      5,697    06/30/85    5-20 yrs
Dayton Industrial Complex        967       12,836     13,803      8,768    12/20/85    5-20 yrs

     Totals                  $ 3,210    $  37,074   $ 40,284   $ 24,760

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 7 years.

As mentioned previously, the Managing General Partner anticipates that the Partnership will dispose of all of the remaining Dayton Buildings, either to foreclosure or sales during 1998. The Partnership has accounted for these buildings as "held for disposal" effective October 1, 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and has recorded write downs of approximately $713,000 and $1,729,000 for the years ended December 31, 1997 and 1996, respectively, on the buildings from their carrying value to their estimated fair value less costs to dispose. The Partnership recognized rental revenues and operating expenses of approximately $1,044,000 and $2,230,000, respectively, for Dayton Industrial Complex for the year ended December 31, 1997, compared to rental revenues and operating expenses of approximately $2,166,000 and $3,690,000, respectively, for the year ended December 31, 1996.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                           Years Ended December 31,
                                             1997           1996
                                               (in thousands)
Investment Properties

Balance at beginning of year            $  40,654       $  52,908
     Property improvements                    343             223
     Dispositions                              --         (10,748)
     Write down                              (713)         (1,729)

Balance at end of Year                  $  40,284       $  40,654

Accumulated Depreciation

Balance at beginning of year            $  23,541       $  26,944
     Additions charged to expense           1,219           1,939
     Dispositions                              --          (5,342)
Balance at end of Year                  $  24,760       $  23,541


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, is approximately $43,017,000 and $42,615,000.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $25,405,000 and $23,859,000, respectively.

NOTE H - LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The leases relating to the Partnership's Dayton Industrial Complex investment property include long-term non-cancelable leases. As of December 31, 1997, the minimum lease amounts to be received under such non-cancelable leases, were as follows (in thousands):


                 1998                    $   977
                 1999                        486
                 2000                         99
              Thereafter                      --

                 Total                   $ 1,562

NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1997 and 1996, the number of Limited Partnership Units decreased by 10 units and 242 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE J - SUBSEQUENT EVENTS

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), is a wholly-owned subsidiary of MAE GP Corporation (MAE GP). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

     Name                                Age               Position

Carroll D. Vinson                        57            President and Director

Robert D. Long, Jr.                      30            Vice President and Chief
                                                       Accounting Officer

William H. Jarrard, Jr.                  51            Vice President

Daniel M. LeBey                          32            Secretary

Kelley M. Buechler                       40            Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12.".


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the Managing General Partner and affiliates in 1997 and 1996:

                                                 1997        1996
                                                   (in thousands)

Property management fees                       $  251       $  234

Reimbursement for services of
  affiliates, including approximately
  $1,200 accrued at December 31, 1997             153          326

Included in reimbursement for services of affiliates is approximately $6,000 and $8,000 of construction oversight costs at December 31, 1997 and 1996, respectively.

Included in reimbursement for services of affiliates at December 31, 1996, is approximately $15,000 of commissions earned on the sale of the buildings at the Dayton Industrial Complex.

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was $4,576,000 at December 31, 1997, with monthly interest accruing at prime plus two percent. Interest is to be paid based on excess cash flow, as defined. Principal was to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for these loans was approximately $485,000
and approximately $470,000 in 1997 and 1996, respectively.   Accrued interest
was approximately $2,273,000 at December 31, 1997.

AMIT currently holds notes receivable from the Partnership in the amount of approximately $7,090,000. Total interest expense on this financing was approximately $1,025,000 and $963,000 in 1997 and 1996, respectively. Accrued interest was approximately $1,585,000 at December 31, 1997.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

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

The agreement contemplates that the properties will be sold at an opportune time but no later than 10 years after commencement of the agreements (March 2, 1992). In addition, the agreement contains an option for MV to buy the properties five years after the commencement date of the agreement. MV did not exercise this purchase option.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits required by Item 601 of Regulation S-B:

                 Refer to Exhibit Index in this report.

            (b) No reports on Form 8-K were filed in the fourth quarter of 1997.


                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ANGELES PARTNERS XIV
                                    (A California Limited Partnership)
                                    (Registrant)


                               By:    Angeles Realty Corporation II
                                      Managing General Partner



                               By:    /s/Carroll D. Vinson
                                      Carroll D. Vinson
                                      President and Director

                               Date:  March 26, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



/s/Carroll D. Vinson            President and Director
Carroll D. Vinson






/s/Robert D. Long, Jr.          Vice-President and
Robert D. Long, Jr.             Chief Accounting
                                Officer



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