Form 10QSB
period 1998-03-31
ANGELES PARTNERS XIV
filed 1998-05-14
CIK 759859

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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


                                 (864) 239-1000
                           Issuer's telephone number


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
                        (in thousands, except unit data)

                                  March 31, 1998


Assets
  Cash and cash equivalents                                       $     880
  Receivables and deposits, net of allowance
    for doubtful accounts of $7                                         375
  Restricted escrows                                                    325
  Other assets                                                          367
  Investment properties:
    Land                                          $   3,083
    Buildings and related personal property          35,470
                                                     38,553
    Less accumulated depreciation                   (23,918)         14,635
                                                                  $  16,582

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $      31
  Tenant security deposit liabilities                                    93
  Accrued taxes                                                         407
  Accrued interest                                                    5,107
  Due to affiliates                                                   1,235
  Other liabilities                                                      51
  Notes payable, including $15,867 in default                        41,635

Partners' Deficit
  General partners                                $    (703)
  Limited partners (43,887 units
     issued and outstanding)                        (31,274)        (31,977)
                                                                  $  16,582

          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                            Three Months Ended
                                                                March 31,
                                                            1998         1997
Revenues:
  Rental income                                          $   1,326    $   1,342
  Other income                                                  35           38
   Total revenues                                            1,361        1,380

Expenses:
  Operating                                                    490          558
  General and administrative                                    53           80
  Depreciation                                                 308          301
  Interest                                                   1,110        1,148
  Property taxes                                               114          115
  Bad debt recovery, net                                        --          (27)
   Total expenses                                            2,075        2,175

   Net loss before extraordinary item                    $    (714)   $    (795)

Extraordinary gain on extinguishment of debt                 2,244           --

   Net income (loss)                                     $   1,530    $    (795)

Net income (loss) allocated to general partners (1%)     $      15    $      (8)
Net income (loss) allocated to limited partners (99%)        1,515         (787)

   Net income (loss)                                     $   1,530    $    (795)

Per limited partnership unit:
Net loss before extraordinary item                       $  (16.10)   $  (17.93)
Extraordinary gain on extinguishment of debt                 50.62           --
Net income (loss)                                        $   34.52    $  (17.93)

          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions        44,390     $      1     $   44,390     $   44,391

Partners' deficit at
   December 31, 1997                  43,887     $   (718)    $  (32,789)    $  (33,507)

Net income for the three months
   ended March 31, 1998                   --           15          1,515          1,530

Partners' deficit at
   March 31, 1998                     43,887     $   (703)    $  (31,274)    $  (31,977)

          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                             1998        1997
Cash flows from operating activities:
  Net income (loss)                                      $   1,530     $    (795)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Extraordinary gain on extinguishment of debt            (2,244)           --
    Depreciation                                               308           301
    Amortization of discounts, loan costs, and
      leasing commissions                                        7            14
    Bad debt recovery, net                                      --           (27)
  Change in accounts:
    Receivables and deposits                                  (119)          (37)
    Other assets                                                48            47
    Accounts payable                                            (2)           39
    Tenant security deposit liabilities                         (3)            1
    Accrued taxes                                               63            40
    Accrued interest                                           694           798
    Due to affiliates                                           35            79
    Other liabilities                                          (25)          (30)

      Net cash provided by operating activities                292           430

Cash flows from investing activities:
  Property improvements and replacements                       (79)          (47)
  Net receipts from (deposits to) restricted escrows            66           (18)

      Net cash used in investing activities                    (13)          (65)

Cash flows from financing activities:
  Principal payments on notes payable                          (80)         (166)
  Additions to notes payable                                    32            67

      Net cash used in financing activities                    (48)          (99)

Net increase in cash and cash equivalents                      231           266
Cash and cash equivalents at beginning of period               649           318
Cash and cash equivalents at end of period              $      880    $      584

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $      394    $      321
Supplemental disclosure of non-cash investing and
  financing activities:
  Interest on notes transferred to notes payable        $      186    $      215

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosure

During the three months ended March 31, 1998, Building 53 of the Dayton Industrial Complex was foreclosed upon by the lender. In connection with this non-cash transaction, the following accounts were adjusted:


                                                 1998

Receivables and deposits                      $   (35)
Other assets                                       (9)
Investment properties                            (660)
Property tax payable                               64
Tenant security deposit liabilities                12
Accrued interest                                  175
Mortgage notes payable                          2,697

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $8,965,000 and $6,902,000 is in default at March 31, 1998, due to nonpayment of interest and principal when due.

The Partnership incurred net income of approximately $1,530,000 for the quarter ended March 31, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt related to the transfer of property in foreclosure of approximately $2,244,000, relating to the foreclosure of Building 53 in the Dayton Industrial Complex. The Partnership realized a loss before the extraordinary gain of approximately $714,000. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses. The Partnership generated cash from operations of approximately $292,000 during the quarter ended March 31, 1998; however, this primarily was the result of accruing interest of approximately $694,000 on its indebtedness and $35,000 for services provided by affiliates.

In January 1998, Building 53 of the Dayton Industrial Complex was foreclosed on. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property
was other than temporary and recovery   of the carrying value was not likely.
Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Building 53 in 1996 and the building was placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. As a result of the foreclosure, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000. Prior to the foreclosure, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000.

The Dayton Industrial Complex has three remaining buildings at March 31, 1998. The Partnership is in default on Building 59's non-recourse first mortgage in the amount of $2,895,000 due to nonpayment of interest and principal when due. The first mortgage on Building 55 and the second mortgages on Buildings 41 and 59, which total approximately $6,069,000 and are all nonrecourse to the Partnership, matured in December 1997 and are in default due to nonpayment of interest and principal when due. The lender on Building 59 of the Dayton Industrial Complex initiated foreclosure proceedings on December 27, 1996 and this building was lost to foreclosure on April 3, 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1998.

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

The Partnership has two recourse notes to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $2,326,000 plus related accrued interest that matured in March 1998. The Managing General Partner is currently in negotiations with AMIT to extend this indebtedness, but there is no guarantee as to the outcome of these negotiations.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Effective October 1, 1996, the Dayton Industrial Complex buildings were classified as an investment property "held for disposal". Accordingly, the buildings have been recorded at the lower of carrying amount or fair value, less costs to sell, and no additional depreciation expense will be recorded during the period the assets are held for disposal.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the three months ended March 31, 1998 and 1997:


                                                        1998          1997
                                                          (in thousands)
Property management fees (included in operating        $ 65          $ 61
  expenses)

Reimbursement for services of affiliates,
  including $1,235 accrued at March 31, 1998
  (included in general and administrative
  expenses and investment property)                      38            74

Included in reimbursements for services of affiliates at March 31, 1998, is approximately $3,000 of construction oversight reimbursements.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In November 1992, AAP, a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at March 31, 1998, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $120,000 and approximately $118,000 for the three months ended March 31, 1998 and 1997, respectively. Accrued interest payable was approximately $2,393,000 at March 31, 1998.

AMIT currently holds notes receivable from the Partnership in the amount of approximately $7,090,000. Approximately $2,326,000 of this indebtedness plus related accrued interest is in default at March 31, 1998. The Managing General Partner is currently in negotiations with AMIT to extend this indebtedness but there is no guarantee as to the outcome of these negotiations. Total interest expense on this financing was approximately $273,000 and approximately $245,000 for the quarters ended March 31, 1998 and March 31, 1997, respectively. Accrued interest was approximately $1,859,000 at March 31, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of
AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of one Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at March 31, 1998. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and March 31, 1997.

Property                                1998            1997

Waterford Square Apartments
 Huntsville, Alabama                    94%             91%

Fox Crest Apartments
 Waukegan, Illinois                     96%             96%

Dayton Industrial Complex
 Dayton, Ohio (1)                       66%             69%


1) Dayton Industrial has been adversely affected by the build-up of commercial space in the area.

The Partnership realized net income of approximately $1,530,000 for the three months ended March 31, 1998, versus a net loss of approximately $795,000 for the three months ended March 31, 1997. Net income for the three months ended March 31, 1998, resulted from the extraordinary gain on extinguishment of debt of approximately $2,244,000. The Partnership realized a loss before the extraordinary gain of approximately $714,000. The Partnership experienced a decrease in revenues and expenses for the three months ended March 31, 1998, due to the loss of Building 53 of the Dayton Industrial Complex in January 1998 (see discussion below).

Rental income decreased primarily due to the loss of Building 53 of the Dayton Industrial Complex but was offset by an increase in rental income at both Foxcrest Apartments and Waterford Square Apartments. Average rental rates increased at both investment properties, while Waterford Square Apartments also experienced an increase in average occupancy.

The decrease in expenses is mainly due to decreases in operating expenses, general and administrative expenses, and interest expense. These decreases were primarily due to the foreclosure of Building 53 of the Dayton Industrial Complex. The decrease in operating expenses was offset by an increase in salaries expense at Waterford Square Apartments. Offsetting the decrease in interest expense due to the foreclosure of Building 53 was an increase in interest expense on the defaulted debt due to interest accruing on increased debt balances as unpaid interest is added to principal.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $880,000 compared to approximately $584,000 at March 31, 1997. Cash and cash equivalents increased approximately $231,000 and $266,000 for the periods ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities decreased primarily due to an increase in receivables and deposits and a smaller increase in accrued interest. The smaller increase in receivables and deposits during the first quarter of 1997 is primarily due to a decrease in tenant accounts receivable and the receipt of a mortgage insurance reimbursement during that period. The increase in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property. However, due to the foreclosure of Building 53 of the Dayton Industrial Complex, the second mortgage balance was lower during the three months ended March 31, 1998, resulting in a smaller increase in accrued interest. Net cash used in investing activities decreased as a result of an increase in receipts from restricted escrows but was partially offset by an increase in property improvements and replacements at Waterford Square Apartments and Fox Crest Apartments. Net cash used in financing activities decreased primarily due to a decrease in principal payments on notes payable. For the three months ended March 31, 1997, a $100,000 principal payment was made on the third mortgage indebtedness at the Dayton Industrial Complex. This decrease was partially offset by fewer advances received from the lender to cover operating expenses for Building 59 of the Dayton Industrial Complex.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $8,965,000 and $6,902,000 is in default at March 31, 1998, due to nonpayment of interest and principal when due.

The Partnership incurred net income of approximately $1,530,000 for the quarter ended March 31, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt related to the transfer of property in foreclosure of approximately $2,244,000, relating to the foreclosure of Building 53 in the Dayton Industrial Complex. The Partnership realized a loss before the extraordinary gain of approximately $714,000. The Managing General Partner expects the Partnership to continue to incur such losses. The Partnership generated cash from operations of approximately $292,000 during the quarter ended March 31, 1998; however, this primarily was the result of accruing interest of approximately $694,000 on its indebtedness and $35,000 for services provided by affiliates.

In January 1998, Building 53 of the Dayton Industrial Complex was foreclosed on. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated any operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Building 53 in 1996 and the building was placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. As a result of the foreclosure, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000. Prior to the foreclosure, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000.

The Dayton Industrial Complex has three remaining buildings at March 31, 1998. The Partnership is in default on Building 59's non-recourse first mortgage in the amount of $2,895,000 due to nonpayment of interest and principal when due. The first mortgage on Building 55 and the second mortgages on Buildings 41 and 59, which total approximately $6,069,000 and are all nonrecourse to the Partnership, matured in December 1997 and are in default due to nonpayment of interest and principal when due. The lender on Building 59 of the Dayton Industrial Complex initiated foreclosure proceedings on December 27, 1996 and this building was lost to foreclosure on April 3, 1998. The Managing General Partner has entered into sales agreements for Buildings 41 and 55 of the Dayton Industrial Complex and anticipates selling these buildings to unrelated parties in 1998. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on these buildings in 1998.

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

The Partnership has two recourse notes to Angeles Mortgage Investment ("AMIT") in the amount of approximately $2,326,000 plus related accrued interest that matured in March 1998. The Managing General Partner is currently in negotiations with AMIT to extend this indebtedness, but there is no guarantee as to the outcome of these negotiations.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


         a)       Exhibits:  Exhibit 27, Financial Data Schedule.

                  Exhibit 10.37, Decree of Confirmation, Distribution, and Discharge between The Prudential Insurance Company of America and Mid-States Development dated February 12, 1998.

          b)      Reports on Form 8-K:

                  No reports on form 8-K were filed during the three months ended March 31, 1998.


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



                                   ANGELES PARTNERS XIV

                              By:   Angeles Realty Corporation II
                                    Managing General Partner


                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President/Director


                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO


                              Date: May 14, 1998