Form 10QSB
period 1998-06-30
ANGELES PARTNERS XIV
filed 1998-08-13
CIK 759859

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


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                  June 30, 1998


Assets
  Cash and cash equivalents                                   $    835
  Receivables and deposits                                         357
  Restricted escrows                                               293
  Other assets                                                     332
  Investment properties:
    Land                                         $  2,579
    Buildings and related personal property        28,967
                                                   31,546
    Less accumulated depreciation                 (19,664)      11,882
                                                              $ 13,699

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $     33
  Tenant security deposit liabilities                               91
  Accrued property taxes                                           369
  Accrued interest                                               4,797
  Due to affiliates                                              1,271
  Other liabilities                                                 72
  Notes payable, including $7,242 in default                    34,081

Partners' Deficit
  General partners                               $   (653)
  Limited partners (43,887 units
    issued and outstanding)                       (26,362)     (27,015)
                                                              $ 13,699


           See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                            Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                             1998      1997      1998      1997
Revenues:
  Rental income                            $ 1,295   $ 1,399   $ 2,621   $ 2,741
  Other income                                  40        34        75        72
  Write-up of investment property               44        --        44        --
     Total revenues                          1,379     1,433     2,740     2,813

Expenses:
  Operating                                    513       595     1,003     1,153
  General and administrative                    66        98       119       178
  Depreciation                                 313       302       621       603
  Interest                                     991     1,170     2,101     2,318
  Property taxes                               99        119       213       234
  Bad debt (recovery) expense, net             (7)         9        (7)      (18)
  Loss on sale of investment property          177        --       177        --
     Total expenses                          2,152     2,293     4,227     4,468

    Net loss before
      extraordinary item                      (773)     (860)   (1,487)   (1,655)

Extraordinary gain on extinguishment
  of debt                                    5,735        --     7,979        --

    Net income (loss)                      $ 4,962   $  (860)  $ 6,492   $(1,655)

Net income (loss) allocated to
  general partners (1%)                    $    50   $    (9)  $    65   $   (17)
Net income (loss) allocated to
  limited partners (99%)                     4,912      (851)    6,427    (1,638)

    Net income (loss)                      $ 4,962   $  (860)  $ 6,492   $(1,655)

Per limited partnership unit:
Net loss before extraordinary item         $(17.43)  $(19.39)  $(33.54)  $(37.32)
Extraordinary gain on extinguishment
  of debt                                   129.35        --    179.98        --

    Net income (loss)                      $111.92   $(19.39)  $146.44   $(37.32)

          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership   General    Limited
                                     Units      Partners   Partners    Total

Original capital contributions      44,390       $    1    $ 44,390   $ 44,391

Partners' deficit at
   December 31, 1997                43,887       $ (718)   $(32,789)  $(33,507)

Net income for the six months
   ended June 30, 1998                  --           65       6,427      6,492

Partners' deficit at
   June 30, 1998                    43,887       $ (653)   $(26,362)  $(27,015)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                               1998       1997
Cash flows from operating activities:
  Net income (loss)                                          $ 6,492     $(1,655)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Write-up of investment property                              (44)         --
    Loss on sale of investment property                          177          --
    Extraordinary gain on extinguishment of debt              (7,979)         --
    Depreciation                                                 621         603
    Amortization of discounts, loan costs, and
      leasing commissions                                         49          28
    Bad debt recovery, net                                        (7)        (18)
  Change in accounts:
    Receivables and deposits                                    (148)         67
    Other assets                                                  69         (28)
    Accounts payable                                              --           4
    Tenant security deposit liabilities                           (5)          2
    Accrued property taxes                                        51          72
    Accrued interest                                           1,259       1,534
    Due to affiliates                                             71         143
    Other liabilities                                             (4)          5

      Net cash provided by operating activities                  602         757

Cash flows from investing activities:
  Property improvements and replacements                        (263)       (127)
  Net receipts from (deposits to) restricted escrows              98         (48)
  Proceeds from sale of investment property, net               1,847          --

      Net cash provided by (used in) investing activities      1,682        (175)

Cash flows from financing activities:
  Principal payments on notes payable                           (308)       (341)
  Additions to notes payable                                      32          96
  Repayment of notes payable                                  (1,822)         --

      Net cash used in financing activities                   (2,098)       (245)

Net increase in cash and cash equivalents                        186         337
Cash and cash equivalents at beginning of period                 649         318
Cash and cash equivalents at end of period                   $   835     $   655

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   765     $   720
Supplemental disclosure of non-cash investing and
  financing activities:
  Interest on notes transferred to notes payable             $   350     $   434

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosures

In January and April of 1998, Building 53 and Building 59, respectively, of the Dayton Industrial Complex were foreclosed upon by the lender. In June 1998, Building 41 of the Dayton Industrial Complex was sold to an independent third party. In connection with these non-cash transactions, the following accounts were adjusted:


                                       Building 53   Building 59   Building 41

Receivables and deposits               $   (35)      $    --       $   (54)
Other assets                                (9)           --            (8)
Investment properties                     (660)         (706)       (1,962)
Property tax payable                        64            26            --
Tenant security deposit liabilities         12            --            --
Accrued interest                           175           688            23
Mortgage notes payable                   2,697         3,599         2,105

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $2,666,000 and $4,576,000 is in default at June 30, 1998, due to nonpayment of interest and principal when due.

The Partnership incurred net income of approximately $6,492,000 for the six months ended June 30, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt of approximately $7,979,000, relating to the foreclosures of Buildings 53 and 59 and the sale of Building 41 in the Dayton Industrial Complex. The Partnership realized a loss before the extraordinary gain of approximately $1,487,000. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $602,000 during the six months ended June 30, 1998; however, this primarily was the result of accruing interest of approximately $1,259,000 on its indebtedness and $71,000 for services provided by affiliates.

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed on and in June 1998, Building 41 of the Dayton Industrial Complex was sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,607,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. As a result of the sale of Building 41, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,128,000. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000.

The Dayton Industrial Complex has one remaining building at June 30, 1998. The first mortgage on Building 55 which totals approximately $2,666,000 is all nonrecourse to the Partnership, matured in December 1997 and is in default due to nonpayment of interest and principal when due. The Managing General Partner has entered into a sales agreement for Building 55 of the Dayton Industrial Complex and anticipates selling this building to an unrelated party in 1998.
The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on the remaining building in 1998.

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

The Partnership has two notes to Angeles Mortgage Investment Trust ("AMIT"), which are recourse to the partnership only, in the amount of approximately $2,326,000 plus related accrued interest that originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998 executed an extension through November 2027.

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

Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Effective October 1, 1996, the Dayton Industrial Complex buildings were classified as an investment property "held for disposal". Accordingly, the remaining building has been recorded at the lower of its carrying amount or fair value, less costs to sell, and no additional depreciation expense will be recorded during the period the asset is held for disposal.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the six months ended June 30, 1998 and 1997:


                                                      1998        1997
                                                       (in thousands)

Property management fees (included in operating
  expenses)                                            $132        $123

Reimbursement for services of affiliates,
  including $1,271 accrued at June 30, 1998
  (included in general and administrative
  expenses)                                              76         143

Included in operating expense and investment properties for the period ended June 30, 1998, is approximately $5,000 of construction oversight reimbursements.

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

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at June 30, 1998, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $240,000 for both the six months ended June 30, 1998 and 1997. Accrued interest payable was approximately $2,513,000 at June 30, 1998.

AMIT currently holds notes receivable from the Partnership in the amount of approximately $7,090,000. Total interest expense on this financing was approximately $555,000 and $498,000 for the six months ended June 30, 1998 and 1997, respectively. Accrued interest was approximately $2,141,000 at June 30, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D - SALE OF INVESTMENT PROPERTY

The Partnership sold Building 41 of the Dayton Industrial Complex on June 12, 1998, to an unaffiliated party for net sales proceeds of approximately $1,847,000. The Partnership realized a loss of approximately $177,000 on the sale and a related $2,128,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1998. The extraordinary gain was the result of forgiveness of debt.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and June 30, 1997.

Property                              1998         1997

Waterford Square Apartments
 Huntsville, Alabama                  94%          91%

Fox Crest Apartments
 Waukegan, Illinois                   96%          96%

Dayton Industrial Complex
 Dayton, Ohio (1)                     74%          69%

1)Dayton Industrial has been adversely affected by the build-up of commercial space in the area. The increase in occupancy is due to the foreclosures of Buildings 53 and 59 in 1998 that were not occupied. The remaining building is fully leased at June 30, 1998.

The Partnership realized net income of approximately $4,962,000 and $6,492,000 for the three and six months ended June 30, 1998, versus net losses of approximately $860,000 and $1,655,000 for the three and six months ended June 30, 1997. Net income for the three and six months ended June 30, 1998, resulted from the extraordinary gain on extinguishment of debt of approximately $5,735,000 and $7,979,000, respectively. The Partnership realized a loss before the extraordinary gain of approximately $1,487,000. The Partnership experienced a decrease in revenues and expenses for the six months ended June 30, 1998, due to the loss of Buildings 53, 59, and 41 of the Dayton Industrial Complex in January, April, and June 1998, respectively (see discussion below).

Rental income decreased primarily due to the loss of Buildings 53, 59, and 41 of the Dayton Industrial Complex but was offset by an increase in rental income at both Foxcrest Apartments and Waterford Square Apartments. Average rental rates increased at both investment properties, while Waterford Square Apartments also experienced an increase in average occupancy.

The decrease in expenses is mainly due to decreases in operating expenses, general and administrative expenses, and interest expense. These decreases were primarily due to the foreclosures of Buildings 53 and 59 and the sale of Building 41 of the Dayton Industrial Complex. The decrease in operating expenses was offset by an increase in maintenance expense at Waterford Square Apartments due to an exterior painting project during the six months ended June 30, 1998. Offsetting the decrease in interest expense due to the foreclosure of Buildings 53 and 59 and the sale of Building 41 was an increase in interest expense on the defaulted debt due to interest accruing on increased debt balances as unpaid interest is added to principal.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $835,000 compared to approximately $655,000 at June 30, 1997. Cash and cash equivalents increased approximately $186,000 and $337,000 for the periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities decreased primarily due to an increase in receivables and deposits and smaller increases in accrued interest and amounts due to affiliates. These changes were partially offset by a decrease in other assets. The decrease in receivables and deposits during the first six months of 1997 is primarily due to a decrease in tenant accounts receivable. The increase in receivables and deposits during the first six months of 1998 is primarily due to an increase in escrow accounts due to the timing of payments. The increase in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property. However, due to the foreclosures of Buildings 53 and 55 and the sale of Building 41 of the Dayton Industrial Complex, the second mortgage balance was lower during the six months ended June 30, 1998, resulting in a smaller increase in accrued interest. Also, as a result of the sale and foreclosures of the buildings, expense reimbursements decreased for the six months ended June 30, 1998, resulting in a smaller accrual to due to affiliates. Other assets decreased for the six months ended June 30, 1998, due to a decrease in prepaid insurance. Net cash provided by investing activities increased primarily as a result of the recognition of proceeds from the sale of Building 41 of the Dayton Industrial Complex, along with an increase in receipts from restricted escrows. This was partially offset by an increase in property improvements and replacements at Waterford Square Apartments and Fox Crest Apartments. Net cash used in financing activities increased due to the repayment of loans which occurred as a result of the sale of Building 41 of the Dayton Industrial Complex. Also contributing to the increase in cash used in financing activities was a decrease in additions to notes payable as a result of fewer advances received from the lender to cover operating expenses for Building 59 of the Dayton Industrial Complex. These changes were partially offset by a decrease in principal payments on notes payable. For the six months ended June 30, 1997, a $200,000 principal payment was made on the third mortgage indebtedness at the Dayton Industrial Complex versus a $150,000 principal payment for the six months ended June 30, 1998.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $2,666,000 and $4,576,000 is in default at June 30, 1998, due to nonpayment of interest and principal when due.

The Partnership incurred net income of approximately $6,492,000 for the six months ended June 30, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt of approximately $7,979,000, relating to the foreclosures of Buildings 53 and 59 and the sale of Building 41 in the Dayton Industrial Complex. The Partnership realized a loss before the extraordinary gain of approximately $1,487,000. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses. The Partnership generated cash from operations of approximately $602,000 during the six months ended June 30, 1998; however, this primarily was the result of accruing interest of approximately $1,259,000 on its indebtedness and $71,000 for services provided by affiliates.

In January and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed on and in June 1998, Building 41 of the Dayton Industrial Complex was sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,607,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. As a result of the sale of Building 41, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,128,000. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000.

The Dayton Industrial Complex has one remaining building at June 30, 1998. The first mortgage on Building 55 which totals approximately $2,666,000 is all nonrecourse to the Partnership, matured in December 1997 and is in default due to nonpayment of interest and principal when due. The Managing General Partner has entered into a sales agreement for Building 55 of the Dayton Industrial Complex and anticipates selling this building to an unrelated party in 1998.
The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on the remaining building in 1998.

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

The Partnership has two notes to Angeles Mortgage Investment Trust ("AMIT"), which are recourse to the partnership only, in the amount of approximately $2,326,000 plus related accrued interest that originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998 executed an extension through November 2027.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      a)   Exhibits:  Exhibit 27, Financial Data Schedule.

           Exhibit 10.38, Assignment of Warranties - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

           Exhibit 10.39, Assignment of Permits - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

           Exhibit 10.40, Purchase Agreement - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

           Exhibit 10.41, Closing Statement - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

           Exhibit 10.42, Journal Entry Confirming Sale, Ordering Deed and Distributing Sale Proceeds - between The Traveler's Insurance Company and the Partnership, dated June 12, 1998.


      b)   Reports on Form 8-K:

           No reports on form 8-K were filed during the six months ended June 30, 1998.


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


                              Date: August 13, 1998