Form 10QSB
period 1998-09-30
ANGELES PARTNERS XIV
filed 1998-11-13
CIK 759859

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                        (in thousands, except unit data)

                                September 30, 1998



Assets
  Cash and cash equivalents                                  $    863
  Receivables and deposits                                        353
  Restricted escrows                                              327
  Other assets                                                    349
  Asset held for disposal                                       1,765
  Investment properties:
    Land                                         $  2,243
    Buildings and related personal property        24,610
                                                   26,853
    Less accumulated depreciation                 (16,935)      9,918
                                                             $ 13,575

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                           $     40
  Tenant security deposit liabilities                              91
  Accrued property taxes                                          334
  Accrued interest                                              5,212
  Due to affiliates                                             1,295
  Other liabilities                                                75
  Notes payable, including $7,242 in default                   34,015

Partners' Deficit
  General partners                               $   (658)
  Limited partners (43,887 units
    issued and outstanding)                       (26,829)    (27,487)
                                                             $ 13,575

           See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                            Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                             1998      1997      1998      1997
Revenues:
  Rental income                            $ 1,185   $ 1,396    $ 3,806  $ 4,137
  Other income                                  49        34        124      106
  Write-up of investment property               --        --         44       --
     Total revenues                          1,234     1,430      3,974    4,243

Expenses:
  Operating                                    503       548      1,506    1,701
  General and administrative                    39        21        158      199
  Depreciation                                 315       306        936      909
  Interest                                     799     1,177      2,900    3,495
  Property taxes                                80        99        293      333
  Bad debt recovery, net                        --        (4)        (7)     (22)
  Loss on sale of investment property           --        --        177       --
     Total expenses                          1,736     2,147      5,963    6,615

    Net loss before
      extraordinary item                      (502)     (717)    (1,989)  (2,372)

Extraordinary gain on extinguishment
  of debt                                       30        --      8,009       --

    Net (loss) income                      $  (472)  $  (717)   $ 6,020  $(2,372)

Net (loss) income allocated to
  general partners (1%)                    $    (5)  $    (7)   $    60  $   (24)
Net (loss) income allocated to
  limited partners (99%)                      (467)     (710)     5,960   (2,348)

    Net (loss) income                      $  (472)  $  (717)   $ 6,020  $(2,372)

Per limited partnership unit:
Net loss before extraordinary item         $(11.32)  $(16.17)   $(44.87) $(53.49)
Extraordinary gain on extinguishment
  of debt                                      .68        --     180.67       --

    Net (loss) income                      $(10.64)  $(16.17)   $135.80  $(53.49)

          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General   Limited
                                     Units     Partners   Partners    Total

Original capital contributions      44,390       $    1   $ 44,390   $ 44,391

Partners' deficit at
   December 31, 1997                43,887       $ (718)  $(32,789)  $(33,507)

Net income for the nine months
   ended September 30, 1998             --           60      5,960      6,020

Partners' deficit at
   September 30, 1998               43,887       $ (658)  $(26,829)  $(27,487)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                            1998       1997
Cash flows from operating activities:
  Net income (loss)                                       $ 6,020    $(2,372)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Write-up of investment property                           (44)        --
    Loss on sale of investment property                       177         --
    Extraordinary gain on extinguishment of debt           (8,009)        --
    Depreciation                                              936        909
    Amortization of discounts, loan costs, and
      leasing commissions                                      55         42
    Bad debt recovery, net                                     (7)       (22)
  Change in accounts:
    Receivables and deposits                                 (144)       (37)
    Other assets                                               46         17
    Accounts payable                                           37         (5)
    Tenant security deposit liabilities                        (5)         6
    Accrued property taxes                                     16        120
    Accrued interest                                        1,674      2,290
    Due to affiliates                                          95        107
    Other liabilities                                          (1)        (5)

      Net cash provided by operating activities               846      1,050

Cash flows from investing activities:
  Property improvements and replacements                     (379)      (261)
  Net receipts from (deposits to) restricted escrows           64        (18)
  Proceeds from sale of investment property, net            1,847         --

 Net cash provided by (used in) investing activities        1,532       (279)

Cash flows from financing activities:
  Principal payments on notes payable                        (374)      (591)
  Additions to notes payable                                   32        145
  Repayment of notes payable                               (1,822)        --

      Net cash used in financing activities                (2,164)      (446)

Net increase in cash and cash equivalents                     214        325
Cash and cash equivalents at beginning of period              649        318
Cash and cash equivalents at end of period                $   863    $   643

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 1,127    $ 1,116

 Supplemental disclosure of non-cash investing and
 financing activities:
 Interest on notes transferred to notes payable           $   350    $   655

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosures/Sale

In January and April of 1998, Building 53 and Building 59, respectively, of the Dayton Industrial Complex were foreclosed upon by the lender. In June 1998, Building 41 of the Dayton Industrial Complex was sold to an unaffiliated third party. The proceeds for the sale were used to pay down the mortgages secured by the property, and the remaining balance of the non-recourse indebtedness was forgiven. In connection with these non-cash transactions, the following accounts were adjusted:


                                       Building 53   Building 59   Building 41
Receivables and deposits               $   (35)      $    --       $    --
Other assets                                (9)           --            --
Investment properties                     (660)         (706)           --
Accounts payable                            --            30            --
Tenant security deposit liabilities         12            --            --
Property tax payable                        64            26            --
Accrued interest                           175           688            23
Mortgage notes payable                   2,697         3,599         2,105

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $2,666,000 and $4,576,000 is in default at September 30, 1998, due to nonpayment of interest and principal when due.

The Partnership realized net income of approximately $6,020,000 for the nine months ended September 30, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt of approximately $8,009,000, relating to the foreclosures of Buildings 53 and 59 and the sale of Building 41 in the Dayton Industrial Complex. The Partnership incurred a loss before the extraordinary gain of approximately $1,989,000. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $846,000 during the nine months ended September 30, 1998; however, this primarily was the result of accruing interest of approximately $1,674,000 on its indebtedness and $95,000 for services provided by affiliates.

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed upon and in June 1998, Building 41 of the Dayton Industrial Complex was sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. As a result of the sale of Building 41, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,128,000. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000. Net proceeds of $1,822,000 were used to pay down this non-recourse indebtedness and the remaining balances were forgiven.

The Dayton Industrial Complex has one remaining building at September 30, 1998. The first mortgage on Building 55 totaling approximately $2,666,000 is nonrecourse to the Partnership. The mortgage matured in December 1997 and is in default due to nonpayment of interest and principal when due. The Managing General Partner has entered into a sales agreement for Building 55 of the Dayton Industrial Complex and anticipates selling this building to an unrelated party in 1998. The Dayton Industrial Complex has not generated any operating cash for the Partnership since it was purchased nor has the Partnership expended any cash to support the property. The Managing General Partner will not use any Partnership funds on the remaining building in 1998.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,638,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness.

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

Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

PRINCIPLES OF CONSOLIDATION

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership's partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the nine months ended September 30, 1998 and 1997:


                                                      1998        1997
                                                       (in thousands)

Property management fees (included in operating
  expenses)                                          $  197      $  186

Reimbursement for services of affiliates,
  including approximately $23,000 and $5,000
  of construction oversight reimbursements in
  1998 and 1997, respectively; (included in
  investment property, operating, and
  general and administrative expenses)                  123         112

Due to affiliate                                       1,295       1,200


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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at September 30, 1998, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $364,000 for both the nine months ended September 30, 1998 and 1997. Accrued interest payable was approximately $2,638,000 at September 30, 1998.

As discussed in Note A, AMIT, provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,090,000 at September 30, 1998, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,326,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through November 2027. The remaining note with a principal balance of approximately $4,764,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $846,000 and $759,000 for the nine months ended September 30, 1998 and 1997, respectively. Accrued interest was approximately $2,432,000 at September 30, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. As a result, IPT became the holder of the AMIT Loans.

NOTE D - SALE OF INVESTMENT PROPERTY

The Partnership sold Building 41 of the Dayton Industrial Complex on June 12, 1998, to an unaffiliated party for net sales proceeds of approximately $1,847,000, of which approximately $1,822,000 was used to pay down the property's non-recourse indebtedness. The Partnership realized a loss of approximately $177,000 on the sale and a related $2,128,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1998. The extraordinary gain was the result of forgiveness of the remaining balances in the non-recourse debt.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and September 30, 1997.

Property                             1998        1997

Waterford Square Apartments
 Huntsville, Alabama                  93%         91%

Fox Crest Apartments
 Waukegan, Illinois                   96%         96%

Dayton Industrial Complex
 Building 55
 Dayton, Ohio (1)                    100%        100%

1) For both 1997 and 1998, the average occupancy rates for Buildings 41, 53 and 59 have been removed from the occupancy calculation for the Dayton Industrial Complex since these buildings have been either sold or foreclosed upon during 1998, as discussed below. The property is currently under contract to sell. The sale is expected to close, if at all, prior to the end of 1998.

The Partnership realized net income of approximately $6,020,000 for the nine months ended September 30, 1998, versus a net loss of approximately $2,372,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998 and 1997, the Partnership realized net losses of approximately $472,000 and $717,000, respectively. The increase in net income for the nine months ended September 30, 1998, resulted from the extraordinary gain on extinguishment of debt of approximately $8,009,000. The Partnership realized a loss before the extraordinary gain of approximately $1,989,000. The Partnership experienced a decrease in revenues and expenses for the three and nine months ended September 30, 1998 due to the loss of Buildings 53, 59, and 41 of the Dayton Industrial Complex in January, April, and June 1998, respectively (see discussion below).

Rental income decreased primarily due to the loss of Buildings 53, 59, and 41 of the Dayton Industrial Complex but was offset by an increase in rental income at both Foxcrest Apartments and Waterford Square Apartments. Average rental rates increased at both apartment properties, while Waterford Square Apartments also experienced an increase in average occupancy.

The decrease in expenses is mainly due to decreases in operating expenses, general and administrative expenses, interest expense, and property taxes. These decreases were primarily due to the foreclosures of Buildings 53 and 59 and the sale of Building 41 of the Dayton Industrial Complex. The decrease in operating expenses was partially offset by an increase in maintenance expense at Waterford Square Apartments due to an exterior painting project during the nine months ended September 30, 1998. Offsetting the decrease in interest expense due to the foreclosure of Buildings 53 and 59 and the sale of Building 41 was an increase in interest expense on the defaulted debt due to interest accruing on increased debt balances as unpaid interest is added to principal.

Included in operating expense for the nine months ended September 30, 1998 is approximately $85,000 of major repairs and maintenance consisting primarily of exterior painting and gutter repairs. Included in operating expense for the nine months ended September 30, 1997 is approximately $28,000 of major repairs and maintenance consisting primarily of parking lot repairs.

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed on and in June 1998, Building 41 of the Dayton Industrial Complex was sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. As a result of the sale of Building 41, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,128,000. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $863,000 compared to approximately $643,000 at September 30, 1997. Cash and cash equivalents increased approximately $214,000 and $325,000 for the periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities decreased primarily due to an increase in receivables and deposits and lesser increases in accrued interest and accrued property taxes. The increase in receivables and deposits is primarily due to an increase in escrow accounts due to the timing of payments. The change in accrued interest is primarily due to the accrual of default interest, along with interest accruing on increased debt balances at Dayton Industrial Complex as accrued interest is added to the principal on all of the 2nd mortgages secured by this property. However, due to the foreclosures of Buildings 53 and 55 and the sale of Building 41 of the Dayton Industrial Complex, the second mortgage balance decreased during the nine months ended September 30, 1998, resulting in a smaller increase in accrued interest. Also, as a result of the sale and foreclosure of the building, accrued property taxes decreased. Net cash provided by investing activities increased primarily as a result of proceeds received from the sale of Building 41 of the Dayton Industrial Complex, along with increased receipts from restricted escrows. This was partially offset by an increase in property improvements and replacements at Waterford Square Apartments and Fox Crest Apartments. Net cash used in financing activities increased due to the repayment of mortgage indebtedness which occurred as a result of the sale of Building 41 of the Dayton Industrial Complex. Also contributing to the increase in cash used in financing activities was a decrease in additions to notes payable as a result of fewer advances received from the lender to cover operating expenses for Building 59 of the Dayton Industrial Complex. These changes were partially offset by a decrease in principal payments on notes payable. For the nine months ended September 30, 1997, $372,000 in principal payments were made on the third mortgage indebtedness at the Dayton Industrial Complex versus $150,000 in principal payments for the nine months ended September 30, 1998.

The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Non-recourse and recourse indebtedness of approximately $2,666,000 and $4,576,000 is in default at September 30, 1998, due to non-payment of interest and principal when due.

The Partnership's remaining Dayton Industrial Complex Building 55 is currently under contract for sale. This sale is expected to close, if at all, prior to the end of 1998. The anticipated sale price, however, is expected to be less than the existing debt on the property. As a result, the first mortgage lender has agreed to accept the net proceeds from the sale, after closing costs, in full satisfaction of the loan. This will result in cancellation of indebtedness income being recognized by the Partnership.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term need of the Partnership. However, as discussed in
Item 1, Note A, the existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2007, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Partnership is current in its payments on both of these mortgages. In addition, the Partnership's working capital loans, which had a balance of principal and accrued interest at its maturity, November 1997, of 7,214,000 is currently in default. These working capital loans are recourse to the Partnership. To date, the lender has not instituted collection proceedings. If the Partnership is unable to refinance its indebtedness or sell its properties for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. However, based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Partnership in the foreseeable future.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger.
The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

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




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibits:  Exhibit 27, Financial Data Schedule.

       b) Reports on Form 8-K:

          No reports on form 8-K were filed during the nine months ended September 30, 1998.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ANGELES PARTNERS XIV

                              By:  Angeles Realty Corporation II
                                   Its Managing General Partner


                              By:  /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                              Date: November 13, 1998