Form 10KSB
period 1998-12-31
ANGELES PARTNERS XIV
filed 1999-03-31
CIK 759859

FORM 10-KSB ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.X]

State issuer's revenues for its most recent fiscal year. $6,267,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market value exists for the limited partnership interest of the Registrant, and, therefore, no aggregate market value can be determined.


                      DOCUMENTS INCORPORATED BY REFERENCE



                                      NONE









                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984, as amended (the "Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1985 and 1987, during its acquisition phase, the Registrant acquired four existing apartment properties, one office building and one industrial complex. The Registrant continues to own and operate two of the existing apartment properties. See "Item 2.
Description of Properties".


Commencing in February 1985, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 80,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). The offering terminated in February 1987. Upon termination of the offering, the Registrant had accepted subscriptions for 44,390 Units, for an aggregate of $44,390,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Property management and administrative services are provided by affiliates of the




Managing General Partner. The Dayton Industrial Complex was managed by an unaffiliated third party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                   Date of
Property          Purchase     Type of Ownership           Use

Waterford Square  05/31/85  Fee ownership subject to a   Residential Rental
Apartments                  first mortgage (1)           487 units

Fox Crest         06/30/85  Fee ownership subject to a   Residential Rental
Apartments                  first mortgage               245 units


(1) Property is held by a limited partnership which the Registrant owns a 99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                         Gross

                       Carrying    Accumulated                        Federal


Property                 Value    Depreciation    Rate    Method     Tax Basis

                           (in thousands)                         (in thousands)


Waterford Square

 Apartments           $  17,346   $  11,134     5-20 yrs    (1)     $   6,162

Fox Crest Apartments      9,621       6,116     5-20 yrs    (1)         3,258


                      $  26,967   $  17,250                         $   9,420


(1) Straight-line and accelerated

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.






SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties:


                         Principal                                  Principal

                         Balance At                                 Balance

                        December 31,  Interest  Period   Maturity    Due At

Property                    1998        Rate   Amortized Date (6)  Maturity (6)

                       (in thousands)                             (in thousands)


Waterford Square

Apartments

1st mortgage           $  11,795        7.90%   31 yrs    11/2027  $     86

Fox Crest

Apartments

1st mortgage               6,311        8.00%   30 yrs    05/2003     5,445

Angeles Partners XIV

Working capital



loan, in default (3)       1,281        (1)       (1)     11/1997     1,281

Working capital

loan, in default (3)       3,295        (1)       (1)     11/1997     3,295

Note payable (2)

("Glenwood")               2,405       12.50%     (4)     03/2002     2,405

Note payable (2)

 ("Waterford Square")        433       12.00%     (4)     03/2002       433

Note payable (2)

("Foxcrest")               4,765       12.50%     (5)     03/2003     4,765


Total                   $ 30,285                                   $ 17,710


(1) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.
(2) Payable to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner.
(3)  Payable to Angeles Acceptance Pool, L.P. ("AAP").
(4)  Payment of excess cash flow only, as defined, due semi-annually.
(5)  No payments due until maturity.
(6) See "Item 7, Consolidated Financial Statements _ Note E" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.





RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                    Average Annual        Average Annual

                                    Rental Rates             Occupancy

Property                         1998            1997         1998     1997


Waterford Square Apartments  $6,156/unit     $6,034/unit      94%      92%

Fox Crest Apartments          7,794/unit      7,525/unit      96%      96%


As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the buildings are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAX AND RATES:

Real estate taxes and rates in 1998 for each property were:



                                             1998           1998

                                           Billing          Rate

                                        (in thousands)


Waterford Square Apartments                $ 157            5.80%

Fox Crest Apartments                         191*           8.01%


* Amount per 1997 billings, tax bills for 1998 not yet received.

CAPITAL IMPROVEMENTS:

Waterford Square Apartments paid approximately $314,000 in capital expenditures for the year ended December 31, 1998. This consisted primarily of a roof replacement project, exterior painting, carpet replacements, outdoor furniture and gutter replacements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the near term. The budgeted amount for the year ended December 31, 1999 is approximately $601,000 consisting of, but not limited to, structural improvements, roof and flooring replacements, painting, landscaping, swimming pool repairs and appliance replacements.

Fox Crest Apartments paid approximately $172,000 in capital expenditures for the year ended December 31, 1998. This consisted primarily of various building improvements, carpet replacements, and new appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $515,000 of capital improvements over the near term. The budgeted amount for the year ended December 31, 1999 is approximately $555,000 consisting of, but not limited to interior and exterior building improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers have been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1998.









                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 44,390 limited partnership units aggregating $44,390,000. The Partnership currently has 4,392 holders of record owning an aggregate of 43,589 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 1998 and 1997, the number of Limited Partnership Units decreased by 298 units and 10 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

There were no distributions made for the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.





ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $7,936,000 for the year ended December 31, 1998 versus a net loss of approximately $3,974,000 for the year ended December 31, 1997. The increase in net income for the year ended December 31, 1998 resulted from the extraordinary gain on extinguishment of debt of approximately $9,343,000. The Partnership realized a loss before extraordinary gain of approximately $1,407,000 for the year ended December 31, 1998 compared to a loss before extraordinary gain on extinguishment of debt of $3,974,000. The decrease in loss before extraordinary items is due to an increase in revenues and a decrease in expenses. Revenues increased primarily due to a gain on sale of investment which was offset by a decrease in rental income.

Rental income decreased primarily due to the loss of Buildings 53, 59, 41 and 55 of the Dayton Industrial Complex in January, April, June and December 1998 but was slightly offset by an increase in rental income at both Fox Crest Apartments and Waterford Square Apartments. Average rental rates increased at both apartment properties, while Waterford Square Apartments also experienced an increase in average occupancy.

The decrease in expenses is mainly due to decreases in operating expenses, interest expenses and property taxes partially offset by a slight increase in depreciation and general administrative expenses. In addition, the Partnership had a write-down of an investment in 1998 as opposed to a write-up of investment in 1997 (see discussion below). These decreases were primarily due to the foreclosures of Building 53 and 59 and the sales of Buildings 41 and 55 of the Dayton Industrial Complex. The decrease in operating expenses was partially offset by increased property expenses at both residential properties and an increase in maintenance expense at Fox Crest Apartments due to interior painting and repairs for the year ended December 31, 1998. The decrease in interest expense was due to foreclosure of Buildings 53 and 59 and the sale of Buildings 41 and 55, partially offset by an increase in interest expense on the defaulted debt due to interest accruing on increased debt balances as unpaid interest is added to principal.

General and administrative and depreciation expense increased slightly for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed on. In June and December 1998 Buildings 41 and 55 of the Dayton Industrial Complex were sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. As a result of the sale of Building




41, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,128,000. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000. Related to the sale of Building 55, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $ 1,334,000. Prior to the sale of Building 55, the outstanding debt on the property was a second mortgage in the amount of approximately $2,833,000 and a third mortgage in the amount of approximately $1,377,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Registrant from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant held cash and cash equivalents of approximately $883,000 as compared to approximately $649,000 at December 31, 1997. The increase in cash and cash equivalents is due to $1,215,000 of cash provided by operating activities (however, this was primarily the result of accruing interest of approximately $2,282,000 on its indebtedness and $42,000 for services provided by affiliates, all of which if paid would have meant no cash would have been provided by operating activities) and $ 4,292,000 of cash provided by investing activities, which is partially offset by $5,273,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of investment properties and receipts from restricted escrows, which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal and repayment of loans on the mortgages encumbering the Registrant's properties, which was partially offset by additions to the notes payable. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 is in default at December 31, 1998, as a result of nonpayment of interest and principal upon its maturity in November 1997.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $1,156,000 in capital improvements for all of the Registrant's properties in 1999.
Budgeted capital improvements at Waterford Square Apartments consists of, but are not limited to, structural improvements, roof and flooring replacements, painting, landscaping, swimming pool repairs and appliance replacements. Budgeted capital improvements at Fox Crest Apartments consist of, but are not limited to interior and exterior building improvements. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

With respect to the Partnership as a whole the sufficiency of existing liquid assets to meet future debt requirements is directly related to the level of recourse and non-recourse debt at the Partnership level. The Partnership has unsecured working capital loans to AAP in the amount of approximately $4,576,000, plus related accrued interest that was due November 25, 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT, effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is now the holder of the AMIT loans.) The two AMIT Notes in the amount of approximately $2,838,000 plus related accrued interest originally matured in March 1998; these notes are recourse to the Partnership only. During 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. These loans require monthly payments of excess cash flow, as defined. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of December 31, 1998 is approximately $1,943,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 1999 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.






As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

There were no distributions made for the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current default under the working capital loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.





Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.





The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.







The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.





Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.









ITEM 7.   FINANCIAL STATEMENTS

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS


    Report of Ernst & Young, LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1998

    Consolidated Statements of Operations - Years ended December 31, 1998 and
      1997

    Consolidated Statements of Changes in Partners' Deficit - Years ended
      December 31, 1998 and 1997

    Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
       1997

    Notes to Consolidated Financial Statements
























               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on unsecured indebtedness of $4,576,000, plus related accrued interest of $2,762,000, due to non-payment upon maturity of the debt in November 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /S/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                              ANGELES PARTNERS XIV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998




Assets

Cash and cash equivalents                                        $    883

Receivables and deposits                                              382

  Restricted escrows                                                  354

  Other assets                                                        360

  Investment properties (Notes D, E and H):

  Land                                             $  2,243

     Buildings and related personal property         24,724

                                                     26,967

     Less accumulated depreciation                  (17,250)        9,717


                                                                 $ 11,696


Liabilities and Partners' Deficit





Liabilities

  Accounts payable                                               $     45

  Tenant security deposit liabilities                                  88

  Accrued taxes                                                       315

  Accrued interest                                                  5,107

  Due to affiliates (Note G)                                        1,342

  Other liabilities                                                    85

  Notes payable, including $4,576 in

     default (Notes D, E and H)                                    30,285


Partners' Deficit

General partners                                   $   (639)

  Limited partners (43,589 units

   issued and outstanding)                          (24,932)      (25,571)


                                                                 $ 11,696


          See Accompanying Notes to Consolidated Financial Statements






                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,

                                                           1998         1997

Revenues:

 Rental income                                          $   5,147    $   5,494

 Other income                                                 157          139

 Gain on sale of investment properties (Note D)               963           --

     Total revenues                                         6,267        5,633

Expenses:

 Operating                                                  1,928        2,305

 General and administrative                                   226          214

 Depreciation                                               1,258        1,219

 Interest                                                   3,922        4,670

 Property taxes                                               384          486

 Write (up) down of investment property (Note H)              (44)         713

     Total expenses                                         7,674        9,607


Loss before extraordinary items                            (1,407)      (3,974)


Extraordinary item - gain on extinguishment of

 debt (Note D)                                              9,343           --


     Net income (loss)                                  $   7,936    $  (3,974)




Net income (loss) allocated to general partners (1%)    $      79    $     (40)

Net income (loss) allocated to limited partners (99%)       7,857       (3,934)

     Net income (loss)                                  $   7,936    $  (3,974)


Per limited partnership unit:

 Loss before extraordinary items                        $  (31.74)   $  (89.62)

 Extraordinary item - gain on extinguishment of debt       210.76           --

     Net income (loss)                                  $  179.02    $  (89.62)




          See Accompanying Notes to Consolidated Financial Statements





                              ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited

                               Partnership    General     Limited

                                  Units      Partners    Partners      Total


Original capital contributions     44,390   $       1   $  44,390   $   44,391


Partners' deficit at

  December 31, 1996                43,897   $    (678)  $ (28,855)  $  (29,533)


Net loss for the year ended

  December 31, 1997                    --         (40)     (3,934)      (3,974)


Abandonment of limited

  Partnership Units (Note I)          (10)         --          --           --


Partners' deficit at


  December 31, 1997                43,887        (718)    (32,789)     (33,507)


Net income for the year ended

  December 31, 1997                    --          79       7,857        7,936


Abandonment of limited

Partnership Units (Note I)           (298)         --          --           --


Partners' deficit at

   December 31, 1998               43,589   $    (639)  $ (24,932)   $ (25,571)



          See Accompanying Notes to Consolidated Financial Statements














                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)







                                                        Years Ended December 31,

                                                               1998       1997


Cash flows from operating activities:

  Net income (loss)                                          $  7,936   $ (3,974)

  Adjustments to reconcile net income (loss) to net

     cash provided by operating activities:

     Depreciation                                               1,258      1,219

     Amortization of discounts, loan costs,

      and leasing commissions                                      64         55

     Extraordinary gain on extinguishment of debt              (9,343)        --

     Gain on sale of investment properties                       (963)        --

     Bad debt recovery, net                                        (7)       (22)

     Write (up) down of investment property                       (44)       713

  Change in accounts:

     Receivables and deposits                                    (173)       156

     Other assets                                                  23          4

     Accounts payable                                              42        (11)

     Tenant security deposit liabilities                           (8)         5





     Accrued taxes                                                 (3)         9

     Accrued interest                                           2,282      2,958

     Due to affiliates                                            142        146

     Other liabilities                                              9          1


        Net cash provided by operating activities               1,215      1,259


Cash flows from investing activities:

  Property improvements and replacements                         (486)      (343)

  Proceeds from sale of investment properties                   4,741         --

  Net withdrawals (deposits to) restricted escrows                 37        (50)


        Net cash provided by (used in) investing activities     4,292       (393)


Cash flows from financing activities:

 Principal payments on notes payable                             (603)      (718)

  Repayment of loans                                           (4,698)        --

  Additions to notes payable                                       28        183







        Net cash used in financing activities                  (5,273)      (535)


Net increase in cash and cash equivalents                         234        331

Cash and cash equivalents at beginning of year                    649        318


Cash and cash equivalents at end of year                     $    883   $    649

Supplemental disclosure of cash flow information:

    Cash paid for interest                                   $  1,603   $  1,594

Supplemental disclosure of non-cash investing and

    financing activities:

    Interest on notes transferred to notes payable           $  1,063   $    878



          See Accompanying Notes to Consolidated Financial Statements













                              ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosures/Sale

In January and April of 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed upon by the lender. In June 1998 and December 1998, Buildings 41 and 55, respectively, of the Dayton Industrial Complex were sold to an unaffiliated third party. The proceeds from the sale were used to pay down the mortgages secured by the property, and the remaining balance of the non-recourse indebtedness was forgiven. In connection with these non-cash transactions, the following accounts were adjusted:








                                      Building 53  Building 59   Building 41   Building 55
Receivables and deposits               $   (35)     $    --      $    --       $    --
Other assets                                (9)          --           --            --
Investment properties                     (660)        (706)          --            --
Accounts payable                            --           30           --            --
Tenant security deposit liabilities         12           --           --            --
Property tax payable                        64           26           --            --
Accrued interest                           175          688           23            --
Mortgage notes payable                   2,697        3,599        2,105         1,334






NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000, plus accrued interest of $2,762,000 is in default at December 31, 1998, as a result of nonpayment of interest and principal upon maturity in November, 1997.

The Partnership realized net income of approximately $7,936,000 for the year ended December 31, 1998. This was due to the recognition of an extraordinary gain on the extinguishment of debt of approximately $9,343,000, relating to the foreclosures of Buildings 53 and 59 and the sale of Buildings 41 and 55 in the Dayton Industrial Complex. The Partnership incurred a loss before the extraordinary gain of approximately $1,407,000. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $1,215,000 during the year ended December 31, 1998; however, this primarily was the result of accruing interest of approximately $2,282,000 on its indebtedness and $142,000 for services provided by affiliates.

The Partnership has two notes to Angeles Mortgage Investment Trust ("AMIT"), which are recourse to the Partnership, in the amount of approximately $2,838,000 plus related accrued interest that originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998 executed an extension through March 2002. These notes require monthly payments of excess cash flow, as defined.





The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,762,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows for the next twelve months to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness.

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




NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner") an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective October 1, 1998 and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment and commercial properties on December 20, 1985. As of December 31, 1998 the Partnership continues to operate two apartment properties, one in the Northwest and the other is in the South. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.





Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs, of approximately $59,000 in 1998 and approximately $64,000 in 1997, are charged to expense as they are incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value.

Depreciation: Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed utilizing the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Loan Costs: Loan costs of approximately $356,000, at December 31, 1998, which are included in other assets on the accompanying balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 1998, accumulated amortization is approximately $60,000 and is also included in other assets on the accompanying balance sheet.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgages, after discounting the scheduled loan payments to maturity, approximates its carrying balance. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for debt to affiliates or debt that is in default as there is no market in which the Partnership could obtain similar financing.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for disclosure about the Registrant's segments)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - FORECLOSURE AND SALE OF INVESTMENT PROPERTIES




In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed upon and in June and December 1998, Buildings 41 and 55 of the Dayton Industrial Complex were sold. Historically, the Dayton Industrial Complex has not been able to retain tenants and has never generated operating cash. Effective October 1, 1996, the Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure actions. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000.

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

On December 31, 1998, the Partnership sold Building 55 of the Dayton Industrial Complex to an unaffiliated party for net sales proceeds of approximately $2,894,000 after payment of closing costs. The partnership realized a gain of approximately $1,140,000 on the sale and a related $1,334,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1998. The extraordinary gain was the result of forgiveness of debt. Prior to the sale of Building 55, the outstanding debt of the property was a second mortgage in the amount of approximately $2,833,000 and a third mortgage in the amount of approximately $1,377,000. Net proceeds of $2,876,000 were used to pay down this non-recourse indebtedness and the remaining balances were forgiven.
















NOTE E - NOTES PAYABLE

The principle terms of notes payable are as follows:


                       Monthly                        Principal     Principal

                       Payment    Stated               Balance      Balance At

                      Including  Interest  Maturity    Due At      December 31,

      Property        Interest     Rate      Date     Maturity         1998

                        (in thousands)                     (in thousands)


Waterford Square

Apartments

1st mortgage          $    87      7.90%    11/2027  $     86    $   11,795

Fox Crest

Apartments

1st mortgage               56       8.0%    05/2003      5,445        6,311

Angeles Partners XIV

Working capital

loan, in default (3)       (1)      (1)     11/1997      1,281        1,281


Working capital

loan, in default (3)       (1)      (1)     11/1997      3,295        3,295

    Note payable (2)

("Glenwood")               (4)    12.50%    03/2002      2,405        2,405

Note payable (2)

("Waterford Square")       (4)    12.00%    03/2002        433          433

Note payable (2)

("Foxcrest")               (5)    12.50%    03/2003      4,765        4,765




Totals                                                 $17,710      $30,285


(1) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.
(2)  Payable to AMIT, an affiliate of the Managing General Partner.
(3)  Payable to AAP.
(4)  Payments of excess cash flow only, as defined, due semi-annually.
(5)  No payments due until maturity.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of approximately $874,000 to the original note amount. The $459,000 and





$1,915,000 notes provide semi-annual payments of excess cash flow, as defined, and matured in March 1998. The notes provided for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note). In July 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal.

Mortgage notes payable totaling approximately $18,106,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of notes payable subsequent to December 31, 1998, are as follows (in thousands):


                   1999                       $   4,860

                   2000                             308

                   2001                             333

                   2002                           3,199

                   2003                          10,440

                Thereafter                       11,145

                                              $  30,285










NOTE F - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands except per unit data):


                                                1998          1997


Net income (loss) as reported                $   7,936     $ (3,974)

Add (deduct):

 Depreciation differences                          (38)        (326)

 Unearned income                                    (1)         107

 Discounts on notes payable                         --           47

 Book-tax difference on

  sale/foreclosures                             (2,472)          --

 Write (up) down of investment properties          (44)         713


 Other                                              48           (1)


Federal taxable income (loss)                    5,429     $ (3,434)


Federal taxable income (loss) per limited

 partnership unit                            $   81.42     $ (77.47)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net liabilities as reported                  $ (25,571)

Land and buildings                                 (74)

Accumulated depreciation                          (223)

Syndication and distribution costs               6,047

Difference in investment in lower tier          (5,389)

Other                                               60


Net liabilities - Federal tax basis          $ (25,150)


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES






The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997.


                                                        1998            1997

                                                         (in thousands)


Property management fees (included in operating

  expenses)                                          $  264          $  251


Reimbursement for services of affiliates,

  including approximately $23,000 and $6,000

  of construction oversight reimbursements in

  1998 and 1997, respectively; (included in

  investment property, operating, and

  general and administrative expenses)                  164             153








Due to affiliate                                       1,342           1,200


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $264,000 and $251,000 for the years ended December 31, 1998 and 1997, respectively. Property management services for the Dayton Industrial Complex were performed by an unaffiliated third party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $164,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.

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






In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at December 31, 1998, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $489,000 and $485,000 for year ended December 31, 1998 and 1997, respectively. Accrued interest payable was approximately $2,762,000 at December 31, 1998.

AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at December 31, 1998, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,124,000 and $1,025,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest was approximately $2,225,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the Managing General Partner.
Effective February 26, 1999, IPT was merged into AIMCO. AIMCO is now the holder of the AMIT Loans.









NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION





















                                                   Initial Cost

                                                  To Partnership

                                                  (in thousands)

                                                                            Cost

                                                          Buildings     Capitalized

                                                         and Related     (Removed)

                                                          Personal     Subsequent to

        Description          Encumbrances      Land       Property      Acquisition


Waterford Square Apartments  $   11,795    $   1,382    $   13,479      $   2,485

Fox Crest Apartments              6,311          861         8,198            562

Angeles Partners XIV             12,179           --            --             --


Totals                       $   30,285    $   2,243    $   21,677      $   3,047


















                          Gross Amount At Which Carried

                               At December 31, 1998

                                  (in thousands)

                                       Buildings

                                      And Related

                                        Personal             Accumulated   Date    Depreciable

        Description           Land      Property     Total   Depreciation Acquired  Life-Years


Waterford Square Apartments $ 1,382    $  15,964   $ 17,346   $ 11,134   05/31/85   5-20 yrs

Fox Crest Apartments            861        8,760      9,621      6,116   06/30/85   5-20 yrs


Totals                      $ 2,243    $  24,724   $ 26,967   $ 17,250


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 7 years.

As mentioned previously, the Partnership disposed of all of the remaining Dayton Buildings, either to foreclosure or sales, during 1998. The Partnership accounted for these buildings as "held for disposal" effective October 1, 1996, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to





Be Disposed Of" and has recorded write-ups and write-downs of approximately $44,000 and $(713,000) for the years ended December 1998 and 1997, respectively, on the buildings from their carrying value to their estimated fair value less costs to dispose. The Partnership recognized rental revenues and operating expenses of approximately $544,000 and $970,557, respectively, for Dayton Industrial Complex for the year ended December 31, 1998, compared to rental revenues and operating expenses of approximately $1,044,000 and $2,230,000, respectively, for the year ended December 31, 1997.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                        Years Ended December 31,

                                            1998           1997

                                              (in thousands)

Investment Properties


Balance at beginning of year            $  40,284       $  40,654

Property improvements                         486             343

Dispositions                              (13,847)             --

     Write up (down)                           44            (713)


Balance at end of Year                  $  26,967       $  40,284









Accumulated Depreciation


Balance at beginning of year            $  24,760       $  23,541

 Additions charged to expense               1,258           1,219

 Dispositions                              (8,768)             --

Balance at end of Year                  $  17,250       $  24,760


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $26,893,000 and $43,017,000.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $17,473,000 and $25,405,000, respectively.

NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1998 and 1997, the number of Limited Partnership Units decreased by 298 units and 10 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE J _ SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

As defined by SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Waukegan, Illinois and Huntsville, Alabama. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.



Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and other income and expense not allocated to the reportable segment.

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 4,605       $   542     $ 5,147
Other income                              143            14         157
Interest expense                        1,526         2,396       3,922
Depreciation                            1,258            --       1,258
General and administrative expense         --           226         226
Gain on sale of investment
 properties                                --           963         963
Extraordinary item - gain on
 extinguishment of debt                    --         9,343       9,343
Segment profit (loss)                    (157)        8,093       7,936
Total assets                           11,321           375      11,696
Capital expenditures for
  investment properties                   486            --         486


               1997

Rental income                           4,427         1,067       5,494
Other income                              130             9         139
Interest expense                        1,556         3,114       4,670
Depreciation                            1,219            --       1,219
General and administrative expense         --           214         214





Segment profit (loss)                    (361)       (3,613)     (3,974)
Total assets                           11,616         5,670      17,286
Capital expenditures for
  investment properties                   274            69         343







NOTE K _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V.





INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.









                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Angeles Realty Corporation II ("ARC II" or the "Managing General Partner") was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of ARC II are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                              Position

Patrick J. Foye         41          Executive Vice President and Director

Timothy R. Garrick      42          Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12.".










ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no person or entity owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person or entity known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO
Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO is presently considering whether it will engage in an exchange offer for limited partnership interests in the Partnership.
There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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













ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997.


                                                        1998            1997

                                                         (in thousands)


Property management fees (included in operating

  expenses)                                          $  264          $  251


Reimbursement for services of affiliates,

  including approximately $23,000 and $6,000

  of construction oversight reimbursements in

  1998 and 1997, respectively; (included in

  investment property, operating, and


  general and administrative expenses)                  164             153


Due to affiliate                                       1,342           1,200


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $264,000 and $251,000 for the years ended December 31, 1998 and 1997, respectively. Property management services for the Dayton Industrial Complex were performed by an unaffiliated third party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $164,000 and $153,000 for the years ended December 31, 1998 and 1997, respectively.
















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

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.


These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at December 31, 1998, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $489,000 and $485,000 for year ended December 31, 1998 and 1997, respectively. Accrued interest payable was approximately $2,762,000 at December 31, 1998.

AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at December 31, 1998, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,124,000 and $1,025,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest was approximately $2,225,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the Managing General Partner.
Effective February 26, 1999, IPT was merged into AIMCO. AIMCO is now the holder of the AMIT Loans.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index in this report.

(b) Current Report on form 8-K dated October 1, 1998 filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.








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


                          Angeles Partners XIV
                          (A California Limited Partnership)
                          (Registrant)


                          By:    Angeles Realty Corporation II
                                 Managing General Partner


                          By:    /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President

                          By:    /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                          Date:   March 30, 1999






In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye      Executive Vice President      Date: March 30, 1999
Patrick J. Foye          and Director


/s/ Timothy R. Garrick   Vice President - Accounting   Date: March 30, 1999
Timothy R. Garrick       and Director





















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

10.11 Agreement of Purchase and Sale of Real Property with Exhibits Camelot Village Apartments and Glenwood Plaza Shopping Center filed in Form 8-K dated July 15, 1993 incorporated herein by reference.



10.12          Agreement of Purchase and Sale of Real Property with   Exhibits
               Building 54 of the Dayton Industrial Complex Shopping Center filed in Form 8-K dated December 28, 1994 incorporated herein by reference.

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

10.37 Assignment of Warranties - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

10.38 Assignment of Permits - Building 41 of the Dayton Industrial Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.



10.39          Purchase Agreement - Building 41 of the Dayton Industrial Complex
               - between the Partnership and Mid-States Development Company, dated June 12, 1998.

10.40          Closing Statement - Building 41 of the Dayton Industrial Complex
               - between the Partnership and Mid-States Development Company, dated June 12, 1998.

10.41 Journal Entry Confirming Sale, Ordering Deed and Distributing Sale Proceeds - between The Traveler's Insurance Company and the Partnership, dated June 12, 1998.

10.42 Agreement of Purchase and Sale - Building 55 of the Dayton Industrial Complex - between Angeles Partners XIV and Shopsmith Inc., dated December 31, 1998 filed in 10-KSB for the year ended December 31, 1998.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

  27                 Financial Data Schedule.