Form 10QSB
period 1999-03-31
ANGELES PARTNERS XIV
filed 1999-05-17
CIK 759859

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


                 For the quarterly period ended March 31, 1999


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

                        55 Beattie Place, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


ITEM 1.  FINANCIAL STATEMENTS


a)
                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

    Cash and cash equivalents                                $  1,079

    Receivables and deposits                                      661

    Restricted escrows                                            294

    Other assets                                                  359

    Investment properties:

      Land                                       $  2,243

      Buildings and related personal property      24,770

                                                   27,013

      Less accumulated depreciation               (17,566)      9,447

                                                             $ 11,840
  Liabilities and Partners' Deficit

    Liabilities

    Accounts payable                                         $     42

    Tenant security deposit liabilities                            89

    Accrued property taxes                                        513

    Accrued interest                                            5,519

    Due to affiliates                                           1,377

    Other liabilities                                             159

    Notes payable, including $4,576 in default                 30,217

  Partners' Deficit

    General partners                             $   (644)

    Limited partners (43,589 units                (25,432)

        issued and outstanding)                               (26,076)

                                                             $ 11,840


          See Accompanying Notes to Consolidated Financial Statements
b)
                              ANGELES PARTNERS XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended

                                                             March 31,

                                                         1999         1998

Revenues:

  Rental income                                      $  1,143     $ 1,326

  Other income                                             42          35

     Total revenues                                     1,185       1,361

Expenses:

  Operating                                               419         490

  General and administrative                               62          53

  Depreciation                                            316         308

  Interest                                                791       1,110

  Property taxes                                          102         114

     Total expenses                                     1,690       2,075

Loss before extraordinary item                           (505)       (714)

Extraordinary gain on extinguishment of debt               --       2,244

Net (loss) income                                    $   (505)    $ 1,530

Net (loss) income allocated to general partners (1%) $     (5)    $    15

Net (loss) income allocated to limited partners (99%)    (500)      1,515

                                                     $   (505)    $ 1,530

Per limited partnership unit:

Loss before extraordinary item                        $(11.47)    $(16.10)

Extraordinary gain on extinguishment of debt               --       50.62

Net (loss) income                                     $(11.47)    $ 34.52


          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS XIV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited

                               Partnership  General     Limited

                                  Units     Partners    Partners    Total


Original capital contributions   44,390    $      1    $ 44,390   $ 44,391

Partners' deficit at

   December 31, 1998             43,589    $   (639)   $(24,932)  $(25,571)


Net loss for the three months

   ended March 31, 1999              --          (5)       (500)      (505)


Partners' deficit at

   March 31, 1999                43,589    $   (644)   $(25,432)  $(26,076)


          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Three Months Ended

                                                                  March 31,

                                                               1999      1998

Cash flows from operating activities:

  Net (loss) income                                        $  (505)   $ 1,530

  Adjustments to reconcile net (loss) income to net

    cash provided by operating activities:

  Extraordinary gain on extinguishment of debt                  --     (2,244)

Depreciation                                                   316        308

    Amortization of discounts, loan costs, and

leasing commissions                                              7          7

  Change in accounts:

    Receivables and deposits                                  (279)      (119)

    Other assets                                                (6)        48

    Accounts payable                                            (3)        (2)

    Tenant security deposit liabilities                          1         (3)

    Accrued property taxes                                     198         63

   Accrued interest                                            412        694

    Due to affiliates                                           35         35

   Other liabilities                                            74        (25)

      Net cash provided by operating activities                250        292

Cash flows from investing activities:

Property improvements and replacements                         (46)       (79)

Net receipts from restricted escrows                            60         66

      Net cash provided by (used in) investing activities       14        (13)

Cash flows from financing activities:

Principal payments on notes payable                            (68)       (80)

Additions to notes payable                                      --         32

Net cash used in financing activities                          (68)       (48)

Net increase in cash and cash equivalents                      196        231

Cash and cash equivalents at beginning of period               883        649

Cash and cash equivalents at end of period                 $ 1,079    $   880

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $   360    $   394

Supplemental disclosure of non-cash investing and

  financing activities:

Interest on notes transferred to notes payable             $    --    $   186


          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XIV

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosures

In January 1998, Building 53 of the Dayton Industrial Complex was foreclosed upon by the lender. In connection with this non-cash transaction, the following accounts were adjusted:


                                         Building 53

Receivables and deposits                 $   (35)
Other assets                                  (9)
Investment properties                       (660)
Accounts payable                              --
Tenant security deposit liabilities           12
Property tax payable                          64
Accrued interest                             175
Mortgage notes payable                     2,697

          See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000, plus accrued interest of $2,864,000 is in default at March 31, 1999, as a result of nonpayment of interest and principal upon maturity in November, 1997.

The Partnership realized a net loss of approximately $505,000 for the three months ended March 31, 1999. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $250,000 during the three months ended March 31, 1999; however, this was primarily the result of accruing interest of approximately $412,000 on its indebtedness and, to a lesser extent, $35,000 for services provided by affiliates.

The Partnership has two notes to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner, which are recourse to the Partnership, in the aggregate amount of approximately $2,838,000 plus related accrued interest that originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998 executed an extension through March 2002. These notes require monthly payments of excess cash flow, as defined in the terms of the promissory notes.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,864,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership's partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the three months ended March 31, 1999 and 1998:


                                                     Three months ended

                                                          March 31,

                                                      1999        1998

                                                       (in thousands)


Property management fees (included in operating
  expenses)                                         $   66      $   65

Reimbursement for services of affiliates

  (included in investment property, operating,

  and general and administrative expenses)              35          38

Due to affiliate                                     1,377       1,235


Included in "Reimbursement for services of affiliates" for the three months ended March 31, 1998 is approximately $3,000 in construction oversight costs. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $66,000 and $65,000 for the three months ended March 31, 1999 and 1998, respectively.

Property management services for the Dayton Industrial Complex were performed by an unaffiliated third party for the three months ended March 31, 1998. In January 1998, Building 53 of the Dayton Industrial Complex was foreclosed upon. As of March 31, 1998, the Partnership still owned three buildings in this complex. During the course of 1998, the remaining buildings were either sold or lost to foreclosure, with Building 59 being foreclosed upon in April 1998 and Buildings 41 and 59 being sold in June and December 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively.

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

These working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at March 31, 1999, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $102,000 and $120,000 for three months ended March 31, 1999 and 1998, respectively. Accrued interest payable was approximately $2,864,000 at March 31, 1999.

As discussed in "Note A", AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at March 31, 1999, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through November 2027. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $310,000 and $273,000 for the three months ended March 31, 1999 and 1998, respectively. Accrued interest was approximately $2,534,000 at March 31, 1999. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Waukegan, Illinois and Huntsville, Alabama. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and other income and expense not allocated to the reportable segment.

               1999                  Residential     Other       Totals

Rental income                         $ 1,143       $    --     $ 1,143
Other income                               38             4          42
Interest expense                          377           414         791
Depreciation                              316            --         316
General and administrative expense         --            62          62
Segment loss                             (33)          (472)       (505)
Total assets                           11,456           384      11,840
Capital expenditures for
  investment properties                    46            --          46

               1998                 Residential      Other        Total

Rental income                         $ 1,145       $   181     $ 1,326
Other income                               31             4          35
Interest expense                          385           725       1,110
Depreciation                              308            --         308
General and administrative expense         --            53          53
Extraordinary gain on
 extinguishment of debt                    --         2,244       2,244
Segment (loss) profit                     (39)        1,569       1,530
Total assets                           11,690         4,892      16,582
Capital expenditures for
  investment properties                    79            --          79

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and March 31, 1998.

Property                               1999            1998

Waterford Square Apartments
 Huntsville, Alabama                    95%             94%

Fox Crest Apartments
 Waukegan, Illinois                     94%             96%

Results of Operations

The Partnership realized a net loss of approximately $505,000 for the three months ended March 31, 1999 as compared to a net income of approximately $1,530,000 for the three months ended March 31, 1998. The decrease in net income is primarily attributable to the foreclosure of Building 53 of the Dayton Industrial Complex in January 1998. As a result of the foreclosure, an extraordinary gain on extinguishment of debt for approximately $2,244,000 was recorded for the three months ended March 31, 1998.

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial complex were foreclosed on. In June and December 1998, Buildings 41 and 55 of the Dayton Industrial complex were sold. Historically, the Dayton Industrial Complex had not been able to retain tenants and had never generated any operating cash. In October 1996, the Partnership had determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the opinion of the Managing General Partner, it was not in the Partnership's best interest to contest the foreclosure actions. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000.

Excluding the impact of the foreclosure of Building 53 along with the 1998 three months results of the remaining buildings of the Dayton Industrial Complex, net loss for the Partnership increased approximately $23,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to an increase in total expenses. The increase in total expenses is primarily attributable to an increase in operating, general and administrative and interest expenses. Operating expense increased primarily due to an increase in advertising and marketing expenses at Fox Crest Apartments, which is partially offset by a decrease in insurance premiums at both of the Registrant's investment properties due to a change in insurance carriers.

General and administrative expense increased primarily as a result of an increase in legal expense due to the settlement of the Everest case in March 1999 as discussed in "Item 1. Financial Statements, Note F - Legal Proceedings". Interest expense increased due to interest accruing on the defaulted AAP debt. Debt balances have increased as unpaid interest is added to the principal.

Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,079,000 as compared to approximately $880,000 at March 31, 1998. Cash and cash equivalents increased approximately $196,000 for the period ended March 31, 1999 from the Registrant's fiscal year end and is primarily due to approximately $250,000 of cash provided by operating activities and to a lesser extent, approximately $14,000 of cash provided by investing activities, which is partially offset by approximately $68,000 of cash used in financing activities.

Cash provided by investing activities consisted of net receipts from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 is in default at March 31, 1999, as a result of nonpayment of interest and principal upon its maturity in November 1997.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Waterford Square Apartments: The Partnership made approximately $29,000 in capital improvements at Waterford Square Apartments for the three months ended March 31, 1999. This consisted primarily of flooring replacement, new appliances and cabinet replacements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the near term. The budgeted amount for the year ended December 31, 1999 is approximately $601,000 consisting of, but not limited to, structural improvements, roof and flooring replacements, painting, landscaping, swimming pool repairs and appliance replacements.

Fox Crest Apartments: The Partnership made approximately $17,000 in capital improvements at Fox Crest Apartments for the three months ended March 31, 1999. This consisted primarily of carpet replacements and new appliances. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $515,000 of capital improvements over the near term. The budgeted amount for the year ended December 31, 1999 is approximately $555,000 consisting of, but not limited to interior and exterior building improvements.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

With respect to the Partnership as a whole, the sufficiency of existing liquid assets to meet future debt requirements is directly related to the level of recourse and non-recourse debt at the Partnership level. The Partnership is in default of its unsecured working capital loans to AAP in the amount of approximately $4,576,000, plus related accrued interest that was due November 25, 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT, effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) The two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest originally matured in March 1998; these notes are recourse to the Partnership only. During 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of March 31, 1999 is approximately $2,154,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

There were no distributions made for the three months periods ended March 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities/refinancings and property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current default under the working capital loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:
               Exhibit 27, Financial Data Schedule.

          b)   Reports on Form 8-K:

               No reports on form 8-K were filed during the three months ended March 31, 1999.



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


                               ANGELES PARTNERS XIV

                               By: Angeles Realty Corporation II
                               Its Managing General Partner


                               By: /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                               By: /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                               Date: May 17, 1999