Form 10QSB
period 1999-06-30
ANGELES PARTNERS XIV
filed 1999-08-04
CIK 759859

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


                  For the quarterly period ended June 30, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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


ITEM 1.  FINANCIAL STATEMENTS


a)
                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

    Cash and cash equivalents                                    $  1,132

    Receivables and deposits                                          530

    Restricted escrows                                                320

    Other assets                                                      373

    Investment properties:

      Land                                       $  2,243

      Buildings and related personal property      24,866

                                                   27,109

      Less accumulated depreciation               (17,882)          9,227

                                                                 $ 11,582

  Liabilities and Partners' Deficit

  Liabilities

    Accounts payable                                             $     23

    Tenant security deposit liabilities                                95

    Accrued property taxes                                            431

    Accrued interest                                                5,951

    Due to affiliates                                               1,398

    Other liabilities                                                 101

    Notes payable, including $4,576 in default                     30,145

  Partners' Deficit

    General partners                             $   (649)

    Limited partners (43,589 units

        issued and outstanding)                   (25,913)        (26,562)

                                                                 $ 11,582


          See Accompanying Notes to Consolidated Financial Statements
b)
                              ANGELES PARTNERS XIV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended     Six Months Ended

                                           June 30,              June 30,

                                         1999      1998       1999       1998

Revenues:

Rental income                        $ 1,176     $ 1,295  $ 2,319      $ 2,621

Other income                              38          40       80           75

Write-up of investment property           --          44       --           44

Total revenues                         1,214       1,379    2,399        2,740

Expenses:

 Operating                               420         513      839        1,003

 General and administrative               60          66      122          119

 Depreciation                            316         313      632          621

 Interest                                810         991    1,601        2,101

 Property taxes                        94          99         196          213

 Bad debt recovery, net                --          (7)         --           (7)

Loss on sale of investment property       --         177       --          177

   Total expenses                      1,700       2,152    3,390        4,227

Net loss before

 extraordinary item                     (486)       (773)    (991)      (1,487)

Extraordinary gain on extinguishment

 of debt                                  --       5,735       --        7,979

Net (loss) income                    $  (486)    $ 4,962  $  (991)     $ 6,492

Net (loss) income allocated to

 general partners (1%)               $    (5)    $    50  $   (10)     $    65

Net (loss) income allocated to

 limited partners (99%)                 (481)      4,912     (981)       6,427

                                     $  (486)    $ 4,962  $  (991)     $ 6,492

Per limited partnership unit:

Net loss before extraordinary item   $(11.04)    $(17.43) $(22.51)     $(33.54)

Extraordinary gain on extinguishment

  of debt                                 --      129.35       --       179.98


Net (loss) income                    $(11.04)    $111.92  $(22.51)     $146.44


          See Accompanying Notes to Consolidated Financial Statements
c)
                              ANGELES PARTNERS XIV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General     Limited

                                    Units       Partners    Partners     Total


Original capital contributions   44,390       $      1     $ 44,390   $ 44,391


Partners' deficit at

   December 31, 1998             43,589       $   (639)    $(24,932)  $(25,571)


Net loss for the six months

   ended June 30, 1999               --            (10)        (981)      (991)


Partners' deficit at

   June 30, 1999                 43,589       $   (649)    $(25,913)  $(26,562)


          See Accompanying Notes to Consolidated Financial Statements
d)
                              ANGELES PARTNERS XIV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Six Months Ended

                                                             June 30,

                                                        1999          1998

Cash flows from operating activities:

  Net (loss) income                                 $  (991)       $ 6,492

  Adjustments to reconcile net (loss) income to

    net cash provided by operating activities:

  Write-up of investment property                        --            (44)

  Loss on sale of investment property                    --            177

  Extraordinary gain on extinguishment of debt           --         (7,979)

  Depreciation                                          632            621

    Amortization of discounts, loan costs, and

       leasing commissions                               16             49

Bad debt recovery, net                                   --             (7)

  Change in accounts:

    Receivables and deposits                           (148)          (148)

    Other assets                                        (29)            69

    Accounts payable                                    (22)            --

    Tenant security deposit liabilities                   7             (5)

    Accrued property taxes                              116             51

    Accrued interest                                    844          1,259

    Due to affiliates                                    56             71

    Other liabilities                                    16             (4)

      Net cash provided by operating activities         497            602

Cash flows from investing activities:

Property improvements and replacements                 (142)          (263)

Net receipts from restricted escrows                     34             98

Proceeds from sale of investment property, net           --          1,847

      Net cash (used in) provided by investing

          activities                                   (108)         1,682

Cash flows from financing activities:

Principal payments on notes payable                    (140)          (308)

Additions to notes payable                             --             32

Repayment of notes payable                             --         (1,822)

      Net cash used in financing activities            (140)        (2,098)

Net increase in cash and cash equivalents               249            186

Cash and cash equivalents at beginning of period        883            649

Cash and cash equivalents at end of period          $ 1,132        $   835

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $   715        $   765

Supplemental disclosure of non-cash investing and

  financing activities:

Interest on notes transferred to notes payable      $    --        $   350


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

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)


Supplemental disclosure of non-cash activities

Foreclosures

In January and April of 1998, Building 53 and Building 59, respectively, of the Dayton Industrial Complex were foreclosed upon by the lender. In June 1998, Building 41 of the Dayton Industrial Complex was sold to an independent third party. In connection with these non-cash transactions, the following accounts were adjusted:


                                    Building 53  Building 59  Building 41

Receivables and deposits             $   (35)     $    --      $    --
Other assets                              (9)          --           --
Investment properties                   (660)        (706)          --
Property tax payable                      64           26           --
Tenant security deposit liabilities       12           --           --
Accrued interest                         175          688           23
Mortgage notes payable                 2,697        3,599        2,105

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000, plus accrued interest of approximately $2,977,000 is in default at June 30, 1999, as a result of nonpayment of interest and principal upon maturity in November, 1997.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,977,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The Partnership realized a net loss of approximately $991,000 for the six months ended June 30, 1999. Angeles Realty Corporation II, (the "Managing General Partner" or "ARC II") expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $497,000 during the six months ended June 30, 1999; however, this was primarily the result of accruing interest of approximately $844,000 on its indebtedness and, to a lesser extent, $56,000 for services provided by affiliates.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the six months ended June 30, 1999 and 1998:

                                                      1999        1998

                                                       (in thousands)


Property management fees (included in operating

  expenses)                                         $  133      $  132


Reimbursement for services of affiliates

  (included in investment property, operating,

  and general and administrative expenses)              56          76

Due to affiliate                                     1,398       1,271

Included in "Reimbursement for services of affiliates" for the six months ended June 30, 1998 is approximately $5,000 in construction oversight costs. No such costs were incurred for the six months ended June 30, 1999.

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $133,000 and $132,000 for the six months ended June 30, 1999 and 1998, respectively.

Property management services for the Dayton Industrial Complex were performed by an unaffiliated third party for the six months ended June 30, 1998. In January 1998 and April 1998, Building 53 and Building 59 of the Dayton Industrial Complex were foreclosed upon, respectively. In June 1998, Building 41 was sold. As of June 30, 1998, the Partnership still owned Building 55 in this complex, which was subsequently sold in December 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $56,000 and $76,000 for the six months ended June 30, 1999 and 1998, respectively.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest, at June 30, 1999, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $215,000 and $240,000 for six months ended June 30, 1999 and 1998, respectively. Accrued interest payable was approximately $2,977,000 at June 30, 1999.

As discussed in "Note A", AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at June 30, 1999, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $629,000 and $555,000 for the six months ended June 30, 1999 and 1998, respectively. Accrued interest was approximately $2,854,000 at June 30, 1999. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans.

On June 11, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 19,548.45 (44.85% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.46 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,268 units. As a result, AIMCO and its affiliates currently own 3,268 units of limited partnership interest in the Partnership representing 7.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SALE OF INVESTMENT PROPERTY

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

NOTE F - INVESTMENT PROPERTY FORECLOSURES

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed on. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,607,000 for Buildings 53 and 59, respectively. Also in conjunction with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value in the second quarter of 1998.

NOTE G - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and other income and expense not allocated to the reportable segment.

               1999                  Residential     Other       Totals

Rental income                         $ 2,319       $    --     $ 2,319
Other income                               74             6          80
Interest expense                          753           848       1,601
Depreciation                              632            --         632
General and administrative expense         --           122         122
Segment loss                             (27)          (964)       (991)
Total assets                           11,236           346      11,582
Capital expenditures for
  investment properties                   142            --         142

               1998                 Residential      Other        Total

Rental income                         $ 2,297       $   324     $ 2,621
Other income                               67             8          75
Write-up of investment property            --            44          44
Interest expense                          764         1,337       2,101
Depreciation                              621            --         621
General and administrative expense         --           119         119
Loss on sale of investment
 property                                  --           177         177
Extraordinary gain on
 extinguishment of debt                    --         7,979       7,979
Segment (loss) profit                    (130)        6,622       6,492
Total assets                           11,527         2,172      13,699
Capital expenditures for
  investment properties                   263            --         263

NOTE H - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998.

Property                               1999            1998

Waterford Square Apartments
 Huntsville, Alabama                    95%             94%

Fox Crest Apartments
 Waukegan, Illinois                     96%             96%

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999 was approximately $991,000 compared to net income of approximately $6,492,000 for the corresponding period in 1998. The Partnership recorded a net loss of approximately $486,000 for the three months ended June 30, 1999 compared to net income of approximately $4,962,000 for the corresponding period in 1998. The decrease in net income for the three and six month periods ended June 30, 1999 was primarily due to the foreclosure of Buildings 53 and 59 in January and April of 1998, respectively, and the sale of Building 41 of the Dayton Industrial Complex in June 1998. As a result of the foreclosures and sale, the Partnership realized an extraordinary gain on extinguishment of debt of approximately $5,735,000 and $7,979,000 for the three and six months ended June 30, 1998, respectively. The Partnership also recorded a $44,000 write-up of Building 59 from its carrying value to its estimated fair value during the six months ended June 30, 1998. In addition, a loss of $177,000 on the sale of Building 41 was also realized during the six months ended June 30, 1998.

Historically, the Dayton Industrial Complex had not been able to retain tenants and had never generated any operating cash. In October 1996, the Partnership had determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the opinion of the Managing General Partner, it was not in the Partnership's best interest to contest the foreclosure actions. In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial complex were foreclosed upon. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,607,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. The Partnership sold Building 41 of the Dayton Industrial Complex on June 12, 1998, to an unaffiliated party for net sales proceeds of approximately $1,847,000. The Partnership realized a loss of approximately $177,000 on the sale and a related $2,128,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1998. The extraordinary gain was the result of forgiveness of debt. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately $23,000. Net proceeds of $1,822,000 were used to pay down this non-recourse indebtedness and the remaining balances were forgiven.

In December 1998, Building 55, the remaining building of the Dayton Industrial Complex was sold to an unaffiliated third party.

Excluding the impact of the foreclosures of Building 53 and 59 and the sale of Building 41 along with the 1998 six months results of the remaining Building 55 of the Dayton Industrial Complex, net loss for the Partnership decreased approximately $46,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily due to an increase in total revenues and a decrease in total expenses. Total revenues increased approximately $29,000 primarily due to an increase in average occupancy at Waterford Square Apartments and an increase in average annual rental rates at both investment properties. The decrease of approximately $17,000 in total expenses is primarily the result of reductions in operating expense, partially offset by an increase in interest expense. Operating expense declined primarily due to the completion in 1998 of painting projects and exterior building improvements at both investment properties and gutter repairs at Fox Crest Apartments. Also, insurance expense decreased at both investment properties due to a change in insurance carriers. Interest expense increased due to interest accruing on the defaulted AAP and AMIT notes. Debt balances on the AAP debt have increased as unpaid interest is added to the principal.

Included in general and administrative expenses at both June 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,132,000 as compared to approximately $835,000 at June 30, 1998. Cash and cash equivalents increased approximately $249,000 for the period ended June 30, 1999 from the Registrant's fiscal year end and is primarily due to approximately $497,000 of cash provided by operating activities, which is partially offset by approximately $108,000 of cash used in investing activities and approximately $140,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 is in default at June 30, 1999, as a result of nonpayment of interest and principal upon its maturity in November 1997.

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

Waterford Square Apartments: The Partnership made approximately $77,000 in capital improvements at Waterford Square Apartments for the six months ended June 30, 1999. This consisted primarily of flooring replacement, new appliances and cabinet replacements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the next few years. The budgeted amount for the year ended December 31, 1999 is approximately $601,000 which include certain of the required improvements and consist of, but is not limited to, structural improvements, roof and flooring replacements, painting, landscaping, swimming pool repairs and appliance replacements.

Fox Crest Apartments: The Partnership made approximately $65,000 in capital improvements at Fox Crest Apartments for the six months ended June 30, 1999. This consisted primarily of flooring replacements, new appliances and improvements to its recreational facility. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $515,000 of capital improvements over the next few years. The budgeted amount for the year ended December 31, 1999 is approximately $555,000 which include certain of the required improvements and consist of, but is not limited to, interior and exterior building improvements.

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

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT, effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) Two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest originally matured in March 1998; these notes are recourse to the Partnership only. During 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of June 30, 1999 is approximately $2,373,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

There were no distributions made for either of the six months ended June 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities/refinancings and property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current default under the working capital loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Tender Offer

On June 11, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 19,548.45 (44.85%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $0.46 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,268 units. As a result, AIMCO and its affiliates currently own 3,268 units of limited partnership interest in the Partnership representing 7.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule.

b)   Reports on Form 8-K:

     No reports were filed during the quarter ended June 30, 1999.




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