Form 10QSB
period 1999-09-30
ANGELES PARTNERS XIV
filed 1999-11-12
CIK 759859

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


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
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,326
Receivables and deposits                                                    484
Restricted escrows                                                          340
Other assets                                                                344
Investment properties:
Land                                                       $  2,243
Buildings and related personal property                      24,985
                                                             27,228
Less accumulated depreciation                               (18,212)     9,016
                                                                       $11,510
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $     41
Tenant security deposit liabilities                                         103
Accrued property taxes                                                      424
Accrued interest                                                          6,397
Due to affiliates                                                         1,426
Other liabilities                                                            72
Notes payable, including $4,576 in default                               30,073
Partners' Deficit
General partners                                            $   (654)
Limited partners (43,589 units issued and
outstanding)                                                 (26,372)  (27,026)

                                                                       $ 11,510

          See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         1999        1998      1999      1998
Revenues:
Rental income                           $1,187    $ 1,185     $ 3,506  $ 3,806
Other income                                42         49         122      124
Write-up of investment property             --         --          --       44
Total revenues                           1,229      1,234       3,628    3,974
Expenses:
Operating                                  404        503       1,243    1,499
General and administrative                  53         39         175      158
Depreciation                               330        315         962      936
Interest                                   825        799       2,426    2,900
Property taxes                              81         80         277      293
Loss on sale of investment property         --         --         --       177
Total expenses                           1,693      1,736      5,083     5,963

Loss before extraordinary item            (464)      (502)    (1,455)   (1,989)
Extraordinary gain on extinguishment
   of debt                                  --         30         --     8,009
Net (loss) income                      $  (464)   $  (472)   $(1,455)  $ 6,020

Net (loss) income allocated
to general partners (1%)               $    (5)   $    (5)   $   (15)  $    60
Net (loss) income allocated
to limited partners (99%)                 (459)      (467)    (1,440)    5,960
                                       $  (464)   $  (472)   $(1,455)  $ 6,020
Per limited partnership unit:
Loss before extraordinary item         $(10.53)   $(11.32)   $(33.04)  $(44.87)
Extraordinary gain on extinguishment
   of debt                                  --       0.68         --    180.67

   Net (loss) income                   $(10.53)   $(10.64)   $(33.04)  $135.80

          See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS XIV
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General      Limited
                                   Units       Partners    Partners     Total

Original capital contributions    44,390       $     1     $ 44,390    $44,391

Partners' deficit at
December 31, 1998                 43,589      $   (639)    $(24,932)  $(25,571)

Net loss for the nine months
ended September 30, 1999              --           (15)      (1,440)    (1,455)

Partners' deficit
at September 30, 1999             43,589      $   (654)    $(26,372)  $(27,026)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XIV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net (loss) income                                          $ (1,455)   $ 6,020
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
 Write-up of investment property                                 --        (44)
 Loss on sale of investment property                             --        177
 Extraordinary gain on extinguishment of debt                    --     (8,009)
 Depreciation                                                   962        936
 Amortization of discounts, loan costs, and
    leasing commissions                                          25         55
   Change in accounts:
Receivables and deposits                                       (102)      (151)
Other assets                                                     (9)        46
Accounts payable                                                 (4)        37
Tenant security deposit liabilities                              15         (5)
Accrued property taxes                                          109         16
Accrued interest                                              1,290      1,674
Due to affiliates                                                84         95
Other liabilities                                               (13)        (1)
Net cash provided by operating activities                       902        846
Cash flows from investing activities:
Property improvements and replacements                         (261)      (379)
Net receipts from restricted escrows                             14         64
Proceeds from sale of investment property, net                   --      1,847
Net cash (used in) provided by investing activities            (247)     1,532
Cash flows from financing activities:
Principal payments on notes payable                            (212)      (374)
Additions to notes payable                                       --         32
Repayment of notes payable                                       --     (1,822)
Net cash used in financing activities                          (212)    (2,164)
Net increase in cash and cash equivalents                       443        214
Cash and cash equivalents at beginning of period                883        649
Cash and cash equivalents at end of period                 $  1,326    $   863
Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  1,071    $ 1,127
Supplemental disclosure of non-cash investing and
  financing activities:
Interest on notes transferred to notes payable             $     --    $   350

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                 (in thousands)

Supplemental disclosure of non-cash activities - continued

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


                                       Building 53   Building 59   Building 41

Receivables and deposits                $   (35)      $    --       $   --
Other assets                                 (9)           --            --
Investment properties                      (660)         (706)           --
Accounts payable                             --            30            --
Property tax payable                         64            26            --
Tenant security deposit liabilities          12            --            --
Accrued interest                            175           688            23
Mortgage notes payable                    2,697         3,599         2,105


          See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XIV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,094,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. Angeles Realty Corporation II (the "Managing General Partner") does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The Partnership realized a net loss of approximately $1,455,000 for the nine months ended September 30, 1999. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $902,000 during the nine months ended September 30, 1999; however, this was primarily the result of accruing interest of approximately $1,290,000 on its indebtedness and, to a lesser extent, $84,000 for services provided by affiliates.

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

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform with the 1999 presentation.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interest in Waterford Square Apartments, Ltd. Because the Partnership may remove the general partner in Waterford Square Apartments, Ltd., this partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expense)                                      $ 200      $ 197
Reimbursement for services of affiliates (included
  in investment property, operating, and general and
  administrative expenses)                                   90        123
Due to affiliate                                          1,426      1,295

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $200,000 and $197,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $123,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts is approximately $1,000 and $23,000 in construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively. Also included in this amount for the nine months ended September 30, 1998 is approximately $5,000 paid to an affiliate of the Managing General Partner as commission for the sale of Building 41 of the Dayton Industrial Complex in accordance with the terms of the Partnership Agreement. No such amount was paid for the nine months ended September 30, 1999.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, and was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,094,000, at September 30, 1999, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $332,000 and $364,000 for the nine months ended September 30, 1999 and 1998, respectively.

As discussed in "Note A", AMIT provided financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at September 30, 1999, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $959,000 and $846,000 for the nine months ended September 30, 1999 and 1998, respectively. Accrued interest was approximately $3,183,000 at September 30, 1999. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans.

On June 11, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 19,548.45 units of limited partnership interest in the Partnership (approximately 44.85% of the total outstanding units) for a purchase price of $0.46 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,268 units. As a result, AIMCO and its affiliates currently own 3,268 units of limited partnership interest in the Partnership representing approximately 7.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note H - Legal Proceedings").

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

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Waukegan, Illinois and Huntsville, Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                  Residential    Other    Totals
Rental income                            $ 3,506    $    --    $ 3,506
Other income                                 114          8        122
Interest expense                           1,130      1,296      2,426
Depreciation                                 962         --        962
General and administrative expense            --        175        175
Segment profit (loss)                          8     (1,463)    (1,455)
Total assets                              11,186        324     11,510
Capital expenditures for
  investment properties                      261         --       261


                 1998                  Residential    Other     Totals
Rental income                            $ 3,443     $   363   $ 3,806
Other income                                 112          12       124
Write-up of investment property               --          44        44
Interest expense                           1,148       1,752     2,900
Depreciation                                 936          --       936
General and administrative expense            --         158       158
Loss on sale of investment property           --         177       177
Extraordinary gain on
  extinguishment  of debt                     --       8,009     8,009
Segment (loss) profit                       (180)      6,200     6,020
Total assets                              11,364       2,211    13,575
Capital expenditures for
  investment properties                      379          --       379

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note C - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Waterford Square Apartments                 95%        93%
  Huntsville, Alabama
Fox Crest Apartments                        95%        96%
  Waukegan, Illinois

Results from Operations

The Partnership's net loss for the nine months ended September 30, 1999 was approximately $1,455,000 compared to net income of approximately $6,020,000 for the corresponding period in 1998. The Partnership recorded a net loss of approximately $464,000 for the three months ended September 30, 1999 compared to a net loss of $472,000 for the corresponding period in 1998. The decrease in net income for the nine months ended September 30, 1999 was primarily due to the foreclosure of Buildings 53 and 59 in January and April of 1998, respectively, and the sale of Building 41 of the Dayton Industrial Complex in June 1998. As a result of the foreclosures and sale, the Partnership realized an extraordinary gain on extinguishment of debt of approximately $8,009,000 for the nine months ended September 30, 1998. The Partnership also recorded a $44,000 write-up of Building 59 from its carrying value to its estimated fair value during the nine months ended September 30, 1998. In addition, a loss of $177,000 on the sale of Building 41 was also realized during the nine months ended September 30, 1998.

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

Excluding (i) the impact of the foreclosures of Building 53 and 59 and (ii) the sale of Building 41 and (iii) the nine month results as of September 30, 1999 of the remaining Building 55 of the Dayton Industrial Complex, net loss for the Partnership decreased approximately $93,000 for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 primarily due to an increase in total revenues and a decrease in total expenses. Total revenues increased approximately $63,000 primarily due to an increase in average occupancy and average annual rental rates at Waterford Square Apartments which more than offset the decrease in average occupancy at Fox Crest Apartments. The decrease of approximately $30,000 in total expenses is primarily the result of reductions in operating expense, partially offset by increases in interest and general and administrative expenses. Operating expense declined primarily due to the completion in 1998 of painting projects and exterior building improvements at both investment properties and gutter repairs at Waterford Square Apartments. Also, insurance expense decreased at both investment properties due to a change in insurance carriers. Interest expense increased due to interest accruing on the defaulted AAP and AMIT notes.

The increase in general and administrative expense is primarily due to the settlement of a legal case which was disclosed in a prior quarter. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,326,000 as compared to approximately $863,000 at September 30, 1998. Cash and cash equivalents increased approximately $443,000 for the period ended September 30, 1999 from the Registrant's fiscal year end and is primarily due to approximately $902,000 of cash provided by operating activities, which is partially offset by approximately $247,000 of cash used in investing activities and approximately $212,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.
Recourse indebtedness of approximately $4,576,000 is in default at September 30, 1999, as a result of nonpayment of interest and principal upon its maturity in November 1997.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Waterford Square Apartments

The Partnership made approximately $138,000 in capital improvements at Waterford Square Apartments for the nine months ended September 30, 1999 consisting primarily of flooring replacement, new appliances, air conditioning upgrades and cabinet replacements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $517,000 of capital improvements over the next few years. The budgeted amount for the year ended December 31, 1999 is approximately $601,000 which include certain of the required improvements and consist of, but is not limited to, structural improvements, roof and flooring replacements, landscaping, swimming pool upgrades and appliance replacements.

Fox Crest Apartments

The Partnership made approximately $123,000 in capital improvements at Fox Crest Apartments for the nine months ended September 30, 1999 consisting primarily of fencing replacement, new appliances and improvements to its recreational facility. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $515,000 of capital improvements over the next few years. The budgeted amount for the year ended December 31, 1999 is approximately $555,000 which include certain of the required improvements and consist of, but is not limited to, interior and exterior building improvements.

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

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) Two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest originally matured in March 1998; these notes are recourse to the Partnership only. During 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of September 30, 1999 is approximately $2,598,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 1999 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness to AAP. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

There were no distributions made for either of the nine months ended September 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities/refinancings and property sales. The Registrant's distribution policy is reviewed on an annual basis. However, based on the current default under the working capital loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Tender Offer

On June 11, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 19,548.45 units of limited partnership interest in the Partnership (approximately 44.85% of the total outstanding units) for a purchase price of $0.46 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,268 units. As a result, AIMCO and its affiliates currently own 3,268 units of limited partnership interest in the Partnership representing approximately 7.50% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note C _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule.

          b)   Reports on Form 8-K:

               No reports were filed during the quarter ended September 30, 1999.


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



                                 ANGELES PARTNERS XIV

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President
                                         and Controller

                                 Date: