Form 10KSB
period 1999-12-31
ANGELES PARTNERS XIV
filed 2000-03-27
CIK 759859

March 24, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners XIV
      Form 10-KSB
      File No. 0-14248

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                     FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from _________to _________

                         Commission file number 0-14248

                                   ANGELES PARTNERS XIV
                      (Name of small business issuer in its charter)

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,857,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984, as amended (the "Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1985 and 1987, during its acquisition phase, the Registrant acquired four existing apartment properties, one office building and one industrial complex. The Registrant continues to own and operate two of the apartment properties. See "Item 2. Description of Properties".

Commencing in February 1985, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 80,000 Units of Limited Partnership Interest (the "Units") at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). The offering terminated in February 1987. Upon termination of the offering, the Registrant had accepted subscriptions for 44,390 Units, for an aggregate $44,390,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real estate property. The Managing General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investments in properties:

                            Date of
Property                    Purchase       Type of Ownership               Use

Waterford Square            05/31/85  Fee ownership subject to a      Apartments
  Apartments                          first mortgage (1)              487 units
   Huntsville, Alabama

Fox Crest Apartments        06/30/85  Fee ownership subject to        Apartments
   Waukegan, Illinois                 first mortgage                  245 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Waterford Square Apts     $  17,992   $  11,936     5-20 yrs    (1)   $   6,062

Fox Crest Apartments         10,004       6,547     5-20 yrs    (1)       3,324

                           $ 27,996   $  18,483                         $ 9,386


(1)   Straight line and accelerated

See "Note B" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                           Balance At                                       Balance
                          December 31,  Interest    Period    Maturity       Due At
        Property              1999        Rate    Amortized   Date (6)    Maturity (6)
                         (in thousands)                                  (in thousands)


Waterford Square Apts
  1st mortgage             $11,684        7.90%     31 yrs     11/2027    $    86

Fox Crest Apartments
  1st mortgage               6,136        8.00%     30 yrs     05/2003      5,445

Angeles Partners XIV
  Working capital
  loan, in default(3)        1,281         (1)       (1)       11/1997      1,281
  Working capital
  loan, in default(3)        3,295         (1)       (1)       11/1997      3,295

Note payable (2)
  ("Glenwood")               2,405       12.50%      (4)       03/2002      2,405

Note payable (2)
  ("Waterford Square")         433       12.00%      (4)       03/2002        433

Note payable (2)
  ("Foxcrest")               4,765       12.50%      (5)       03/2003      4,765

Total                     $ 29,999                                        $17,710


(1) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.
(2) Payable to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner.
(3)   Payable to Angeles Acceptance Pool, L.P. ("AAP")
(4)   Payment of excess cash flow only, as defined, due semi-annually.
(5)   No payments due until maturity.
(6) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property are as follows:

                                       Average Annual            Average Annual
                                        Rental Rates                Occupancy
                                         (per unit)
 Property                           1999          1998         1999        1998

 Waterford Square Apartments       $6,224        $6,156         95%         94%
 Fox Crest Apartments               8,013         7,794         96%         96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the buildings are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                   Billing           Rate
                               (in thousands)

Waterford Square Apartments          157             5.80%
Fox Crest Apartments                 213             8.10%

Capital Improvements:

Waterford Square Apartments

The Partnership made approximately $646,000 in capital improvements at Waterford Square Apartments for the year ended December 31, 1999 consisting primarily of flooring replacement, new appliances, air conditioning upgrades, exterior painting, major landscaping, roof enhancements, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $146,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fox Crest Apartments

The Partnership made approximately $383,000 in capital improvements at Fox Crest Apartments for the year ended December 31, 1999 consisting primarily of parking lot upgrades, new appliances, flooring replacements and improvements to its recreational facility. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $73,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The Unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 44,390 limited partnership units aggregating $44,390,000. The Partnership currently has 3,502 holders of record owning an aggregate of 43,589 Units. An affiliate of the Managing General Partner owned 8,578 units or 19.68% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 1998 the number of Limited Partnership Units decreased by 298 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

For the year ended December 31, 1999 an operating distribution of $24,000 was made to certain limited partners. This amount represents payment made to the State of Ohio on behalf of nonresident limited partners for required tax withholdings. There were no distributions made for the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,578 limited partnership units in the Partnership representing 19.68% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $1,940,000 for the year ended December 31, 1999 versus net income of approximately $7,936,000 for the year ended December 31, 1998. The increase in net loss for the year ended December 31, 1999 was primarily due to the foreclosure of Buildings 53 and 59 in January and April of 1998, respectively, and the sale of Buildings 41 and 55 of the Dayton Industrial Complex in June and December 1998, respectively. As a result of the foreclosures and sale, the Partnership realized an extraordinary gain on extinguishment of debt of approximately $9,343,000 for the year ended December 31, 1998. The Partnership also recorded a $44,000 write-up of Building 59 from its carrying value to its estimated fair value during the year ended December 31, 1998. In addition, a gain of $1,140,000 was realized on the sale of building 55 during the year ended December 31, 1998, which was offset by a loss on the sale of Building 41 of $177,000 for the same period.

Historically, the Dayton Industrial Complex had not been able to retain tenants and had never generated any operating cash. In October 1996, the Partnership had determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value of the property was other than temporary and recovery of the carrying value was not likely. Accordingly, the Dayton Industrial Complex's carrying value was reduced to an amount equal to its estimated fair value. The Partnership ceased making debt service payments on Buildings 53 and 59 in 1996 and the buildings were placed in receivership in 1997. In the opinion of the Managing General Partner, it was not in the Partnership's best interest to contest the foreclosure actions. In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial complex were foreclosed upon. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Buildings 53 and 59, respectively. Also, in connection with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value during the second quarter of 1998. Prior to the foreclosure of Building 53, the outstanding debt on the property was a first mortgage in the amount of approximately $1,043,000 and a second mortgage in the amount of approximately $1,669,000. Related accrued interest amounted to approximately $175,000. Prior to the foreclosure of Building 59, the outstanding debt on the property was a first mortgage in the amount of approximately $2,895,000 and a second mortgage in the amount of approximately $704,000. Related accrued interest amounted to approximately $688,000. The Partnership sold Building 41 of the Dayton Industrial Complex on June 12, 1998, to an unaffiliated party for net sales proceeds of approximately $1,847,000. The Partnership realized a loss of approximately $177,000 on the sale and a related $2,128,000 extraordinary gain on the early extinguishment of debt during the second quarter of 1998. The extraordinary gain was the result of forgiveness of debt. Prior to the sale of Building 41, the outstanding debt on the property was a first mortgage in the amount of approximately $1,104,000 and a second mortgage in the amount of approximately $2,823,000. Related accrued interest amounted to approximately
$23,000. Net proceeds of $1,822,000 were used to pay down this non-recourse indebtedness and the remaining balances were forgiven. The Partnership sold Building 55 of the Dayton Industrial Complex on December 31, 1998 to an unaffiliated party for net sales proceeds of approximately $2,894,000. The Partnership realized a gain of approximately $1,140,000 on the sale and a related $1,334,000 extraordinary gain on the early extinguishment of debt. The extraordinary gain was the result of forgiveness of debt. Prior to the sale of Building 55, the outstanding debt on the property was a second mortgage in the amount of approximately $2,833,000 and a third mortgage in the amount of approximately $1,377,000. Net proceeds of $2,876,000 were used to pay down its non-recourse indebtedness and the remaining balances were forgiven.

Excluding (i) the impact of the foreclosures of Buildings 53 and 59 and (ii) the sale of Buildings 41 and 55 of the Dayton Industrial Complex, net loss for the Partnership decreased approximately $56,000 for the year ended December 31, 1999 as compared to the corresponding period in 1998 primarily due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased approximately $97,000 primarily due to an increase in average occupancy at Waterford Square Apartments and also an increase in average annual rental rates at both properties. The increase of approximately $41,000 in total expenses is primarily the result of increases in interest and general and administrative expenses, partially offset by a decrease in operating expenses. Interest expense increased due to interest accruing on the defaulted AAP and AMIT notes. Operating expense declined primarily due to the completion of various projects to enhance the appearance of both properties and gutter repairs at Waterford Square Apartments during 1998. Also, insurance expense decreased at both investment properties due to a change in insurance carriers.

The increase in general and administrative expense is primarily due to the settlement of a legal matter which was disclosed in a prior quarter. Included in general and administrative expenses for the year ended December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner continues to monitor the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,210,000 as compared to approximately $883,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $327,000 is due to approximately $1,513,000 of cash provided by operating activities. However, this was primarily the result of accruing interest of approximately $1,728,000 on its indebtedness and approximately $113,000 for services provided by affiliates, all of which if paid would have meant no cash would have been provided by operating activities. This increase is partially offset by approximately $876,000 of cash used in investing activities, and approximately $310,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which were partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and a distribution to partners. The Registrant invests its working capital reserves in a money market account.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness owed to AAP of approximately $4,576,000, plus accrued interest of approximately $3,193,000 is in default at December 31, 1999, as a result of nonpayment of interest and principal upon its maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured
Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2000 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $219,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT, effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) The two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest, approximately $693,000 at December 31, 1999, originally matured in March 1998; these notes are recourse to the Partnership only. During 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of December 31, 1999 is approximately $2,831,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

For the year ended December 31, 1999 an operating distribution of $24,000 was made to certain limited partners. This amount represents payment made to the State of Ohio on behalf of nonresident limited partners for required tax withholdings. There were no distributions made for the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,578 limited partnership units in the Partnership representing 19.68% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners XIV

We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on unsecured indebtedness of $4,576,000, plus related accrued interest of $3,193,000, due to non-payment upon maturity of the debt in November 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                              ANGELES PARTNERS XIV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                                 $ 1,210
   Receivables and deposits                                                      253
   Restricted escrows                                                            201
   Other assets                                                                  351
   Investment properties (Notes D, E, F and I):
      Land                                                    $  2,243
      Buildings and related personal property                   25,753
                                                                27,996

      Less accumulated depreciation                            (18,483)        9,513
                                                                            $ 11,528

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $   128
   Tenant security deposit liabilities                                          107
   Accrued property taxes                                                       265
   Accrued interest                                                           6,835
   Due to affiliates (Note H)                                                 1,455
   Other liabilities                                                            274
   Notes payable, including
     $4,576 in default (Notes D, E, F and I)                                 29,999

Partners' Deficit

   General partner                                             $ (658)
   Limited partners (43,589 units issued and
      outstanding)                                            (26,877)      (27,535)
                                                                           $ 11,528

              See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                          Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                           $ 4,689      $ 5,147
   Other income                                                168          157
   Gain on sale of investment properties (Note D)               --          963
      Total revenues                                         4,857        6,267

Expenses:
   Operating                                                 1,680        1,928
   General and administrative                                  251          226
   Depreciation                                              1,233        1,258
   Interest                                                  3,245        3,922
   Property taxes                                              388          384
   Write up of investment property (Note E)                     --          (44)

      Total expenses                                         6,797        7,674

Loss before extraordinary item                              (1,940)      (1,407)
Extraordinary item - gain on extinguishment of
  debt (Notes D and E)                                          --        9,343

   Net (loss) income                                       $(1,940)     $ 7,936

Net (loss) income allocated to general partner (1%)        $   (19)     $    79

Net (loss) income allocated to limited partners (99%)       (1,921)       7,857

                                                           $(1,940)     $ 7,936

Per limited partnership unit:

  Loss before extraordinary items                          $(44.07)     $(31.74)
  Extraordinary item - gain on extinguishment of debt           --       210.76

                                                           $(44.07)     $179.02


              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total


Original capital contributions            44,390      $     1    $ 44,390    $ 44,391

Partners' deficit
   at December 31, 1997                   43,887      $  (718)   $(32,789)   $(33,507)

Net income for the year ended
   December 31, 1998                          --           79       7,857      7,936

Abandonment of limited
   Partnership Units (Note J)               (298)          --          --         --

Partners' deficit at
   December 31, 1998                      43,589         (639)    (24,932)    (25,571)

Net loss for the year
   ended December 31, 1999                    --          (19)     (1,921)     (1,940)

Distribution to partners                      --           --         (24)        (24)

Partners' deficit
   at December 31, 1999                   43,589      $  (658)   $(26,877)   $(27,535)


              See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:

  Net (loss) income                                           $ (1,940)     $ 7,936
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                  1,233        1,258
   Amortization of discounts, loan costs, and
     leasing commissions                                            33           64
   Extraordinary gain on extinguishment of debt                     --       (9,343)
   Gain on sale of investment properties                            --         (963)
   Bad debt recovery, net                                           --           (7)
   Write up of investment property                                  --          (44)
   Change in accounts:
      Receivables and deposits                                     129         (173)
      Other assets                                                 (24)          23
      Accounts payable                                              83           42
      Tenant security deposit liabilities                           19           (8)
      Accrued taxes                                                (50)          (3)
      Accrued interest                                           1,728        2,282
      Due to affiliates                                            113          142
      Other liabilities                                            189            9

      Net cash provided by operating activities                  1,513        1,215

Cash flows from investing activities:

  Property improvements and replacements                        (1,029)        (486)
  Proceeds from sale of investment properties                       --        4,741
  Net withdrawals restricted escrows                               153           37

       Net cash (used in) provided by investing activities        (876)       4,292

Cash flows from financing activities:

  Principal payments on notes payable                             (286)        (603)
  Repayment of loans                                                --       (4,698)
  Additions to notes payable                                        --           28
  Distribution to partners                                         (24)          --

       Net cash used in financing activities                      (310)      (5,273)

Net increase in cash and cash equivalents                          327          234

Cash and cash equivalents at beginning of year                     883          649

Cash and cash equivalents at end year                          $ 1,210      $   883

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $ 1,425      $ 1,603

Supplemental disclosure of non-cash flow investing and
  financing activities:
  Interest on notes transferred to notes payable               $    --      $ 1,063

              See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV

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

                                December 31, 1999

Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or the "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,193,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. Angeles Realty Corporation II (the "Managing General Partner" or "ARC II") does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The Partnership realized a net loss of approximately $1,940,000 for the year ended December 31, 1999. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $1,513,000 during the year ended December 31, 1999; however, this primarily was the result of an increase in accrued interest of approximately $1,728,000 on its indebtedness and, to a lesser extent, $113,000 for services provided by affiliates.

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

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner") an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1999, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective October 1, 1998 and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment and commercial properties on December 20, 1985. As of December 31, 1999 the Partnership continues to operate two apartment properties, one in Illinois and the other is in Alabama. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035 unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interest in Waterford Square Apartments, Ltd. The general partner of the consolidated partnership is the Managing General Partner. The Managing General Partner may be removed by the Registrant; therefore, this consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partners to the extent of the amount of any Incentive Interest (as defined below) to which the General Partners is entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partners and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partners until it has received its cumulative distributions equal to 3% of the aggregate Disposition Prices of all properties, mortgages or other investments sold ("Initial Incentive Interest") and (iv) Thereafter, 85% to the Limited Partners in proportion to their interests and 15% to the General Partners ("Final Incentive Interest").

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs, of approximately $76,000 in 1999 and approximately $59,000 in 1998, are charged to expense as they are incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is computed utilizing straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed utilizing the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note M).

Loan Costs: Loan costs of approximately $356,000, at December 31, 1999, which are included in other assets on the accompanying consolidated balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 1999, accumulated amortization of approximately $93,000 is also included in other assets on the accompanying consolidated balance sheet.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note K" for disclosure about the Registrant's segments).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Investment Property Sales

The Partnership sold Building 41 and Building 55 of the Dayton Industrial Complex on June 12, 1998 and December 31, 1998, respectively, to unaffiliated parties. Building 41 and Building 55 sold for net sales proceeds of approximately $1,847,000 and $2,894,000, respectively. The Partnership realized a loss of approximately $177,000 and a gain of approximately $1,140,000 on the sale of Buildings 41 and 55, respectively. The Partnership also realized a related extraordinary gain on the early extinguishment of debt of $2,128,000 and $1,334,000 on the sale of Buildings 41 and 55, respectively. The extraordinary gains were the result of forgiveness of debt.

Note E - Investment Property Foreclosures

In January 1998 and April 1998, Buildings 53 and 59, respectively, of the Dayton Industrial Complex were foreclosed upon. As a result of the foreclosures, the Partnership recorded an extraordinary gain on extinguishment of debt of approximately $2,244,000 and $3,637,000 for Building 53 and 59, respectively. Also, in conjunction with the foreclosure of Building 59, the Partnership recorded a $44,000 write-up of the building from its carrying value to its estimated fair value in the second quarter of 1998.

Note F - Notes Payable

The principle terms of notes payable are as follows:

                             Monthly                            Principal    Principal
                             Payment       Stated                Balance     Balance At
                            Including     Interest   Maturity    Due At     December 31,
Property                     Interest       Rate       Date     Maturity        1999
                          (in thousands)                                   (in thousands)


Waterford Square Apts
  1st mortgage            $    87           7.90%     11/2027   $   86       $ 11,684

Fox Crest Apartments
  1st mortgage                 56           8.0%      05/2003    5,445          6,136

Angeles Partners XIV
  Working capital
  loan, in default(3)          (1)           (1)      11/1997    1,281          1,281
  Working capital
  loan, in default(3)          (1)           (1)      11/1997    3,295          3,295
  Note payable (2)
  ("Glenwood")                 (4)         12.50%     03/2002    2,405          2,405
  Note payable (2)
  ("Waterford Square")         (4)         12.00%     03/2002      433            433
  Note payable (2)
  ("Foxcrest")                 (5)         12.50%     03/2003    4,765          4,765

     Total                                                     $17,710       $ 29,999


(1) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.
(2)   Payable to AMIT, an affiliate of the Managing General Partner.
(3)   Payable to AAP
(4)   Payments of excess cash flow only, as defined, due semi-annually.
(5)   No payments due until maturity.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of approximately $874,000 to the original note amounts. The notes provided for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note). In July 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal.

Mortgage notes payable totaling approximately $17,820,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000           $ 4,884
                                2001               333
                                2002             3,199
                                2003            10,440
                             Thereafter         11,143
                                               $29,999

Note G - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except unit data):

                                               1999        1998

Net (loss) income as reported               $ (1,940)    $ 7,936
Add (deduct):
  Depreciation differences                       113         (38)
  Unearned income                                 21          (1)
  Book-tax difference on
    sale/foreclosures                             --      (2,472)
  Write up of investment                          --         (44)
  Other                                          (10)         48

Federal taxable (loss) income               $ (1,816)    $ 5,429

Federal taxable (loss) income
  per limited partnership unit              $ (41.23)    $ 81.42

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                 $(27,535)
Land and buildings                               (21)
Accumulated depreciation                        (106)
Syndication and distribution costs             6,047
Other                                             67

Net liabilities - Federal tax basis         $(21,548)
                                             =======

Note H - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the Managing General Partner and affiliates during the year ended December 31, 1999 and 1998.

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)    $  268    $  264

Reimbursement for services of affiliates, (included
 in investment property, operating, and general and
 administrative expenses)                                       137       164

Due to affiliate                                              1,455     1,342

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $268,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $164,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts is approximately $20,000 and $23,000 in construction oversight costs for the years ended December 31, 1999 and 1998, respectively. The Partnership owed the affiliates a total of approximately $1,455,000 and $1,342,000 at December 31, 1999 and 1998, respectively.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, and was, until April 14, 1995, the 1% general partner of AAP. On April 12, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness is approximately $4,576,000, plus accrued interest of approximately $3,193,000 at December 31, 1999, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $432,000 and $489,000 for year ended December 31, 1999 and 1998, respectively.

As discussed in "Note A", AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at December 31, 1999, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,299,000 and $1,124,000 for the years ended December 31, 1999 and 1998, respectively. Accrued interest was approximately $3,523,000 at December 31, 1999. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is now the holder of the AMIT Loans.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,578 limited partnership units in the Partnership representing 19.68% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note I - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Net Subsequent
       Description         Encumbrances     Land      Property    to Acquisition

Waterford Square Apts        $11,684     $ 1,382       $13,479       $ 3,131
Fox Crest Apartments           6,136         861         8,198           945
Angeles Partners XIV          12,179          --            --            --

  Totals                     $29,999     $ 2,243       $21,677       $ 4,076


                           Gross Amount At Which
                                  Carried
                           At December 31, 1999
                              (in thousands)


                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date     Depreciable
      Description         Land     Property    Total    Depreciation   Acquired    Life-Years

Waterford Square Apt    $1,382    $16,610    $17,992      $11,936      05/31/85     5-20 yrs
Fox Crest Apartments       861      9,143     10,004        6,547      06/30/85     5-20 yrs

  Totals                $2,243    $25,753    $27,996      $18,483


The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 3 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $26,967          $40,284
    Property improvements                        1,029              486
    Dispositions of investment properties           --          (13,847)
    Write up of investment properties               --               44

Balance at end of year                         $27,996          $26,967

Accumulated Depreciation

Balance at beginning of year                   $17,250          $24,760
    Additions charged to expense                 1,233            1,258
    Dispositions of investment properties           --           (8,768)

Balance at end of year                         $18,483          $17,250

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $27,975,000 and $26,893,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $18,589,000 and $17,473,000, respectively.

Note J - Abandonment of Limited Partnership Units

In 1998, the number of Limited Partnership Units decreased by 298 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note K - Segment Reporting

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential      Other       Totals

Rental income                             $ 4,689         $ --      $ 4,689
Other income                                  155            13         168
Interest expense                            1,507         1,738       3,245
Depreciation                                1,233            --       1,233
General and administrative expense             --           251         251
Segment profit (loss)                          36        (1,976)     (1,940)
Total assets                               10,982           546      11,528
Capital expenditures for investment
 properties                                 1,029            --       1,029

                 1998                   Residential      Other       Totals

Rental income                             $ 4,605        $  542     $ 5,147
Other income                                  143            14         157
Interest expense                            1,526         2,396       3,922
Depreciation                                1,258            --       1,258
General and administrative expense             --           226         226
Gain on sale of investment
  properties                                   --           963         963
Extraordinary item-gain on
  extinguishment of debt                       --         9,343       9,343
Segment profit (loss)                        (157)        8,093       7,936
Total assets                                11,321          375      11,696
Capital expenditures for investment
  properties                                  486            --         486

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of ARC II are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 3 and Form 4 with respect to its acquisition of Units

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as December 31, 1999.

           Entity               Number of Units        Percentage

AIMCO Properties LP                  8,578               19.68%
 (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the Managing General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the Managing General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the Managing General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the Managing General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1999 and 1998.

                                                               1999      1998
                                                               (in thousands)

Property management fees                                     $  268    $  264

Reimbursement for services of affiliates                        137       164

Due to affiliate                                              1,455     1,342

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $268,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $164,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts is approximately $20,000 and $23,000 in construction oversight costs for the years ended December 31, 1999 and 1998, respectively.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, and was, until April 14, 1995, the 1% general partner of AAP. On April 12, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness is approximately $4,576,000, plus accrued interest of approximately $3,193,000 at December 31, 1999, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $432,000 and $489,000 for year ended December 31, 1999 and 1998, respectively.

As discussed in "Note A", AMIT provides financing (the "AMIT Loans") to the Partnership. The principal balances on the AMIT Loans totals approximately $7,603,000 at December 31, 1999, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,299,000 and $1,124,000 for the years ended December 31, 1999 and 1998, respectively. Accrued interest was approximately $3,523,000 at December 31, 1999. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is now the holder of the AMIT Loans.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 8,578 limited partnership units in the Partnership representing 19.68% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits  required by Item 601 of  Regulation  S-B:  Refer to
               Exhibit Index in this report.

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed in the fourth quarter of the calendar year 1999:

               None.

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

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:
Martha L. Long            and Controller

                              ANGELES PARTNERS XIV

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      3.1 Amended Certificate and Agreement of Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

      10.1        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Waterford Square Apartments filed in Form 8-K dated May 31, 1985 incorporated herein by reference.

      10.2        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Fox Crest Apartments filed in Form 8-K dated June 30, 1985 incorporated herein by reference.

      10.3        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Dayton Industrial Complex filed in Form 8-K dated December 20, 1985 incorporated herein by reference.

      10.4        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Camelot Village Apartments filed in Form 8-K dated March 31, 1987 incorporated herein by reference.

      10.5        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Glenwood Plaza Shopping Center filed in Form 8-K dated March 31, 1987 incorporated herein by reference.

      10.6 Glenwood Plaza Shopping Center financing disclosed in notes to financial statements filed in Form 10-Q dated June 30, 1988, incorporated herein by reference.

      10.7        Promissory  note  -  Waterford  Square  Apartments   financing
                  disclosed in notes to financial statements filed in Form 10-K dated December 31, 1989 incorporated herein by reference.

      10.8 Promissory note - Fox Crest Apartments financing disclosed in notes to financial statements filed in Form 10-K dated December 31, 1989 incorporated herein by reference.

      10.9        Sale  agreement  -  Cascades  Apartments  filed  in Form  8-K,
                  Exhibit I, dated August 28, 1991, incorporated herein by reference.

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

      10.13 Agreement of Purchase and Sale of Real Property with Exhibits Building 47 of the Dayton Industrial Complex Shopping Center filed in Form 8-K dated August 31, 1995 incorporated herein by reference.

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

      10.28       Purchase   Agreement -  between Angeles Partners XIV and ABMD,
                  LTD., dated July 30, 1996.

      10.29 Assignment of Service Agreements - between Angeles Partners XIV to ABMD, LTD.

      10.30 Assignment of Licenses and Permits - between Angeles Partners XIV to ABMD, LTD.

      10.31 Assignment of Warranties and Guarantees - by Angeles Partners XIV to ABMD, LTD.

      10.32 Bill of Sale and Assignment - between Angeles Partners XIV to ABMD, LTD.

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

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle

      27          Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II

Managing General Partner of Angeles Partners XIV
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Consolidated Financial Statements of Angeles Partners XIV included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP