Form 10QSB
period 2000-03-31
ANGELES PARTNERS XIV
filed 2000-05-08
CIK 759859

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  1,147
   Receivables and deposits                                                      381
   Restricted escrows                                                            228
   Other assets                                                                  337
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                  25,800
                                                               28,043

      Less accumulated depreciation                           (18,818)         9,225
                                                                            $ 11,318

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $     12
   Tenant security deposit liabilities                                           114
   Accrued property taxes                                                        369
   Accrued interest                                                            7,307
   Due to affiliates                                                           1,482
   Other liabilities                                                             103
   Notes payable, including $4,576 in default                                 29,925

Partners' Deficit

   General partners                                            $ (663)
   Limited partners (43,589 units issued and
      outstanding)                                            (27,331)       (27,994)
                                                                            $ 11,318

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                             Three Months Ended
                                                                 March 31,
                                                              2000        1999
Revenues:
   Rental income                                             $1,210    $ 1,143
   Other income                                                  49         42
      Total revenues                                          1,259      1,185
Expenses:
   Operating                                                    379        419
   General and administrative                                    52         62
   Depreciation                                                 335        316
   Interest                                                     847        791
   Property taxes                                               105        102
      Total expenses                                          1,718      1,690

Net loss                                                     $ (459)   $  (505)

Net loss allocated to general partners (1%)                   $ (5)    $    (5)

Net loss allocated to limited partners (99%)                   (454)      (500)
                                                            $  (459)   $  (505)
Net loss per limited partnership unit                       $(10.42)   $(11.47)

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions         44,390          $ 1       $ 44,390    $44,391

Partners' deficit at

   December 31, 1999                   43,589        $ (658)     $(26,877)  $(27,535)

Net loss for the three months
   ended March 31, 2000                    --             (5)        (454)      (459)

Partners' deficit
   at March 31, 2000                   43,589        $ (663)     $(27,331)  $(27,994)

            See Accompanying Notes to Consolidated Financial Statements



d)
                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000         1999
Cash flows from operating activities:

  Net loss                                                      $  (459)     $  (505)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                  335          316
      Amortization of discounts and loan costs                        8            7
     Change in accounts:
      Receivables and deposits                                     (128)        (279)
      Other assets                                                   13           (6)
      Accounts payable                                             (116)          (3)
      Tenant security deposit liabilities                             7            1
      Accrued property taxes                                        104          198
      Accrued interest                                              472          412
      Due to affiliates                                              27           35
      Other liabilities                                            (178)          74
       Net cash provided by operating activities                     85          250
Cash flows from investing activities:
  Property improvements and replacements                            (47)         (46)
  Net (deposits to) receipts from restricted escrows                (27)          60
       Net cash (used in) provided by investing activities          (74)          14

Cash flows from financing activities:

  Principal payments on notes payable                               (74)         (68)
       Net cash used in financing activities                        (74)         (68)

Net (decrease) increase in cash and cash equivalents                (63)         196
Cash and cash equivalents at beginning of period                  1,210          883
Cash and cash equivalents at end of period                      $ 1,147      $ 1,079

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   353      $   360

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

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,315,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. Angeles Realty Corporation II (the "Managing General Partner") does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The Partnership realized a net loss of approximately $459,000 for the three months ended March 31, 2000. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $85,000 during the three months ended March 31, 2000; however, this was primarily the result of accruing interest of approximately $472,000 on its indebtedness and, to a lesser extent, $27,000 for services provided by affiliates.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Reclassifications

Certain reclassifications have been made to the 1999 information to conform with the 2000 presentation.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $ 69       $ 66
   Reimbursement for services of affiliates (included
     in investment properties, operating, and general
     and administrative expenses)                               28         35
   Due to affiliate                                          1,482      1,377

During the three months ended March 31, 2000 and 1999 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $69,000 and $66,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $35,000 for the three months ended March 31, 2000 and 1999, respectively. The Partnership owed the affiliates approximately $1,482,000 and $1,377,000 at March 31, 2000 and 1999, respectively.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,315,000, at March 31, 2000, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $121,000 and $102,000 for the three months ended March 31, 2000 and 1999, respectively.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans totals approximately $7,603,000 at March 31, 2000, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $351,000 and $310,000 for the three months ended March 31, 2000 and 1999, respectively. Accrued interest was approximately $3,874,000 at March 31, 2000.

AIMCO and its affiliates currently own 8,626 limited partnership units in the Partnership representing 19.789% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes one located in Waukegan, Illinois and the other in Huntsville, Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   2000                    Residential   Other     Totals
  Rental income                              $ 1,210    $   --    $ 1,210
  Other income                                    44         5         49
  Interest expense                               373       474        847
  Depreciation                                   335        --        335
  General and administrative expense              --        52         52
  Segment profit (loss)                           62      (521)      (459)
  Total assets                                10,879       439     11,318
  Capital expenditures for
    investment properties                        47         --         47

                 1999                    Residential    Other     Totals
  Rental income                              $ 1,143      $  --    $ 1,143
  Other income                                    38          4         42
  Interest expense                               377        414        791
  Depreciation                                   316         --        316
  General and administrative expense              --         62         62
  Segment loss                                   (33)      (472)      (505)
  Total assets                                11,456        384     11,840
  Capital expenditures for
    investment properties                         46         --         46

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Waterford Square Apartments                   98%        95%
        Huntsville, Alabama (1)
      Fox Crest Apartments                          98%        94%
        Waukegan, Illinois (2)

(1)   The  Managing  General  Partner  attributes  the  increase in occupancy at
      Waterford   Square   Apartments   to  the   completion  of  major  capital
      improvements, which have increased the curb appeal of the property.

(2) The Managing General Partner attributes the increase in occupancy at Fox Crest Apartments to the implementation of a more aggressive marketing program at the property.

Results from Operations

The Partnership's net loss for the three months ended March 31, 2000 was approximately $459,000 compared to net loss of approximately $505,000 for the corresponding period in 1999. The decrease in net loss for the three months ended March 31, 2000 was primarily due to an increase in total revenues, which was slightly offset by an increase in total expenses. The increase in total revenues was primarily due to an increase in rental income. Rental income increased due to increased average occupancy, as noted above, and average rental rates at both Waterford Square Apartments and Fox Crest Apartment.

The increase in total expenses was the result of increases in interest and depreciation expenses offset by decreases in operating and general and administrative expenses. Interest expense increased due to interest accruing on the defaulted AAP notes. The increase in depreciation expense is due to increased capital improvements and replacements made at the properties over the past year. The decrease in operating expenses was due to decreases in administrative and maintenance salaries at both properties and the completion of an interior painting project at Waterford Square Apartments during the three months ended March 31, 1999.

The decrease in general and administrative expense is primarily due to the settlement of a legal case in 1999 which was disclosed in a prior quarter. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $1,147,000 as compared to approximately $1,079,000 at March 31, 1999. Cash and cash equivalents decreased approximately $63,000 for the period ended March 31, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $74,000 of cash used in both investing and financing activities, partially offset by approximately $85,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness due to AAP of approximately $4,576,000 plus accrued interest of approximately $3,315,000 is in default at March 31, 2000, as a result of nonpayment of interest and principal upon its maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured
Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $158,000 of capital improvements at Waterford Square Apartments for 2000 consisting primarily of flooring replacements, appliances and HVAC condensing units. As of March 31, 2000, the property has spent approximately $16,000 on flooring replacements and appliances. These improvements were funded from operating cash flow.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $131,000 of capital improvements at Fox Crest Apartments for 2000 consisting primarily of flooring replacements, appliances, plumbing upgrades and heating unit replacement. As of March 31, 2000, the property has spent approximately $31,000 on carpet and heating unit replacements. These improvements were funded from operating cash flow.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) Two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest of approximately $803,000 mature in March 2002; these notes are recourse to the Partnership only. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of March 31, 2000 is approximately $3,071,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions made for either of the three month periods ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However, based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  No reports were filed during the quarter ended March 31, 2000.

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

                                Date: May 8, 2000