Form 10QSB
period 2000-06-30
ANGELES PARTNERS XIV
filed 2000-08-10
CIK 759859

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $  1,207
   Receivables and deposits                                                      371
   Restricted escrows                                                            217
   Other assets                                                                  337
   Investment properties:
      Land                                                    $  2,243
      Buildings and related personal property                   26,040
                                                                28,283

      Less accumulated depreciation                            (19,160)        9,123
                                                                            $ 11,255

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                           $   62
   Tenant security deposit liabilities                                           124
   Accrued property taxes                                                        343
   Accrued interest                                                            7,792
   Due to affiliates                                                           1,522
   Other liabilities                                                              88
   Notes payable, including $4,576 in default                                 29,849

Partners' Deficit

   General partners                                            $  (668)
   Limited partners (43,589 units issued and
      outstanding)                                             (27,857)      (28,525)
                                                                            $ 11,255

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2000        1999        2000        1999
Revenues:
    Rental income                         $ 1,236     $ 1,176     $ 2,446     $ 2,319
    Other income                               45          38          94          80
      Total revenues                        1,281       1,214       2,540       2,399

Expenses:
   Operating                                  463         420         842         839
   General and administrative                  64          60         116         122
   Depreciation                               342         316         677         632
   Interest                                   858         810       1,705       1,601
   Property taxes                              85          94         190         196
      Total expenses                        1,812       1,700       3,530       3,390

Net loss                                  $  (531)     $ (486)     $ (990)     $ (991)

Net loss allocated to general
   partners (1%)                               (5)         (5)        (10)        (10)
Net loss allocated to limited
   partners (99%)                            (526)       (481)       (980)       (981)

                                          $  (531)     $ (486)     $ (990)     $ (991)

Net loss per limited partnership unit     $(12.07)    $(11.04)    $(22.48)    $(22.51)

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $   1     $ 44,390    $ 44,391

Partners' deficit at
   December 31, 1999                   43,589         $ (658)    $(26,877)   $(27,535)

Net loss for the six months
   ended June 30, 2000                     --            (10)        (980)       (990)

Partners' deficit at
   June 30, 2000                       43,589         $ (668)    $(27,857)   $(28,525)


            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000         1999
Cash flows from operating activities:

  Net loss                                                       $  (990)      $ (991)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                    677          632
     Amortization of discounts and loan costs                         15           16
     Change in accounts:
      Receivables and deposits                                      (118)        (148)
      Other assets                                                     6          (29)
      Accounts payable                                               (66)         (22)
      Tenant security deposit liabilities                             17            7
      Accrued property taxes                                          78          116
      Accrued interest                                               957          844
      Due to affiliates                                               67           56
      Other liabilities                                             (193)          16

         Net cash provided by operating activities                   450          497

Cash flows from investing activities:

  Property improvements and replacements                            (287)        (142)
  Net (deposits to) receipts from restricted escrows                 (16)          34

         Net cash used in investing activities                      (303)        (108)

Cash flows used in financing activities:

  Principal payments on notes payable                               (150)        (140)

Net (decrease) increase in cash and cash equivalents                  (3)         249
Cash and cash equivalents at beginning of period                   1,210          883

Cash and cash equivalents at end of period                       $ 1,207      $ 1,132

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  704        $ 715

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

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,437,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. Angeles Realty Corporation II (the "Managing General Partner") does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that it is doubtful that AAP will initiate collection proceedings on this indebtedness since the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

The Partnership realized a net loss of approximately $990,000 for the six months ended June 30, 2000. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $450,000 during the six months ended June 30, 2000; however, this was primarily the result of accruing interest of approximately $957,000 on its indebtedness and, to a lesser extent, $67,000 for services provided by affiliates.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the six months ended June 30, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

   Property management fees (included in operating expense) $ 139 $ 133 Reimbursement for services of affiliates (included in investment properties, operating, and general and
     administrative expenses)                                      67        56
   Due to affiliate                                             1,522     1,398

During the six months ended June 30, 2000 and 1999 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $139,000 and $133,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner were to receive reimbursement of accountable administrative expenses amounting to approximately $67,000 and $56,000 for the six months ended June 30, 2000 and 1999, respectively. The Partnership owed the affiliates approximately $1,522,000 and $1,398,000 at June 30, 2000 and 1999, respectively.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,437,000, at June 30, 2000, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $244,000 and $215,000 for the six months ended June 30, 2000 and 1999, respectively.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans totals approximately $7,603,000 at June 30, 2000, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $712,000 and $629,000 for the six months ended June 30, 2000 and 1999, respectively. Accrued interest was approximately $4,236,000 at June 30, 2000.

AIMCO and its affiliates currently own 8,658 limited partnership units in the Partnership representing 19.86% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

    Three months ended June 30, 2000     Residential    Other       Totals

Rental income                              $ 1,236       $  --     $ 1,236
Other income                                    41           4          45
Interest expense                               372         486         858
Depreciation                                   342          --         342
General and administrative expense              --          64          64
Segment profit (loss)                           14        (545)       (531)


    Six months ended June 30, 2000      Residential    Other      Totals

Rental income                             $ 2,446       $  --     $ 2,446
Other income                                   84          10          94
Interest expense                              745         960       1,705
Depreciation                                  677          --         677
General and administrative expense             --         116         116
Segment profit (loss)                          76      (1,066)       (990)
Total assets                               10,877         378      11,255
Capital expenditures for
  investment properties                       287          --         287


   Three months ended June 30, 1999     Residential    Other      Totals

Rental income                             $ 1,176       $  --     $ 1,176
Other income                                   36           2          38
Interest expense                              376         434         810
Depreciation                                  316          --         316
General and administrative expense             --          60          60
Segment profit (loss)                           6        (492)       (486)


    Six months ended June 30, 1999      Residential    Other      Totals

Rental income                             $ 2,319       $  --     $ 2,319
Other income                                   74           6          80
Interest expense                              753         848       1,601
Depreciation                                  632          --         632
General and administrative expense             --         122         122
Segment loss                                  (27)       (964)       (991)
Total assets                               11,236         346      11,582
Capital expenditures for
  investment properties                       142          --         142

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Waterford Square Apartments                   97%        95%
        Huntsville, Alabama
      Fox Crest Apartments                          98%        96%
        Waukegan, Illinois

Results from Operations

The Partnership's net loss for the six months ended June 30, 2000 was approximately $990,000 compared to a net loss of approximately $991,000 for the corresponding period in 1999. The Partnership recorded a net loss of approximately $531,000 for the three months ended June 30, 2000 compared to a net loss of approximately $486,000 for the corresponding period in 1999. The net loss remained comparable for the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999 due to an increase in total expenses which was offset by an increase in total revenues. The increase in net loss for the three month period ended June 30, 2000 as compared to the three month period ended June 30, 1999 was primarily due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues for the three and six month periods ended June 30, 2000 was due to an increase in both rental income and other income. Rental income increased due to increased average occupancy, as noted above, and increased average rental rates at both Waterford Square Apartments and Fox Crest Apartments. Other income increased due to an increase in utility charges at Fox Crest Apartments and increased interest income due to higher average cash balances in interest bearing accounts.

The increase in total expenses for the six month period ended June 30, 2000 was the result of increases in interest and depreciation expenses slightly offset by a decrease in general and administrative and property tax expenses. The increase in total expenses for the three month period ended June 30, 2000 was the result of increases in interest, depreciation, operating, and general and administrative expenses. Interest expense increased due to interest accruing on the defaulted AAP notes. The increase in depreciation expense is due to increased capital improvements and replacements made at the properties over the past year. The increase in operating expenses for the three month period ended June 30, 2000 was due to increases in administrative and maintenance salaries at both properties. Property tax expense decreased due to the timing of the receipt of the property tax bills.

The decrease in general and administrative expense for the six month period ended June 30, 2000 is primarily due to the settlement of a legal case in 1999 which was disclosed during the first quarter of 1999. The increase in general and administrative expense for the three month period ended June 30, 2000 is primarily due to an increase in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $1,207,000 as compared to approximately $1,132,000 at June 30, 1999. Cash and cash equivalents decreased approximately $3,000 for the period ended June 30, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $303,000 of cash used in investing activities and approximately $150,000 of cash used in financing activities, partially offset by approximately $450,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness due to AAP of approximately $4,576,000 plus accrued interest of approximately $3,437,000 is in default at June 30, 2000, as a result of nonpayment of interest and principal upon its maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation. The Managing General Partner does not plan to enter into negotiations with AAP on this indebtedness at this time. The Managing General Partner believes that the possibility that AAP will initiate collection proceedings on this indebtedness is remote, as the estimated value of the Partnership's investment properties and other assets are significantly less than the existing first mortgages and other secured
Partnership indebtedness. If AAP initiates proceedings, then the Managing General Partner will enter into negotiations to restructure this indebtedness.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $158,000 of capital improvements at Waterford Square Apartments for 2000 consisting primarily of flooring replacements, appliances and HVAC condensing units. As of June 30, 2000, the property has spent approximately $42,000 on flooring replacements, HVAC condensing units, and appliances. These improvements were funded from operating cash flow and the Partnership's reserves.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $131,000 of capital improvements at Fox Crest Apartments for 2000 consisting primarily of flooring replacements, appliances, plumbing upgrades and heating unit replacement. As of June 30, 2000, the property has spent approximately $245,000 of budgeted and non-budgeted capital improvements consisting primarily of carpet replacements, heating unit upgrades, and electrical improvements. These improvements were funded from operating cash flow.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans). Two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest of approximately $918,000 mature in March 2002; these notes are recourse to the Partnership only. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of June 30, 2000 is approximately $3,318,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions made for either of the six month periods ended June 30, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However, based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  No reports were filed during the quarter ended June 30, 2000.

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