Form 10QSB
period 2000-09-30
ANGELES PARTNERS XIV
filed 2000-11-13
CIK 759859

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                $  1,599
   Receivables and deposits                                                      405
   Restricted escrows                                                             66
   Other assets                                                                  312
   Investment properties:
      Land                                                    $  2,243
      Buildings and related personal property                   26,116
                                                                28,359
      Less accumulated depreciation                            (19,501)        8,858
                                                                            $ 11,240

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   73
   Tenant security deposit liabilities                                           131
   Accrued property taxes                                                        339
   Accrued interest                                                            8,297
   Due to affiliates                                                           1,612
   Other liabilities                                                              95
   Notes payable, including $4,576 in default                                 29,770

Partners' Deficit
   General partners                                            $  (673)
   Limited partners (43,589 units issued and
      outstanding)                                             (28,404)      (29,077)
                                                                            $ 11,240

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                           2000        1999        2000        1999
Revenues:
    Rental income                         $ 1,229     $ 1,187     $ 3,675     $ 3,506
    Other income                               70          42         164         122
      Total revenues                        1,299       1,229       3,839       3,628

Expenses:
   Operating                                  409         404       1,251       1,243
   General and administrative                 116          53         232         175
   Depreciation                               341         330       1,018         962
   Interest                                   877         825       2,582       2,426
   Property taxes                             108          81         298         277
      Total expenses                        1,851       1,693       5,381       5,083

Net loss                                  $  (552)     $ (464)    $(1,542)    $(1,455)

Net loss allocated to general
   partners (1%)                           $   (6)       $ (5)      $ (15)      $ (15)
Net loss allocated to limited
   partners (99%)                            (546)       (459)     (1,527)     (1,440)

                                          $  (552)     $ (464)    $(1,542)    $(1,455)

Net loss per limited partnership unit     $(12.53)    $(10.53)    $(35.03)    $(33.04)

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $   1     $ 44,390    $ 44,391

Partners' deficit at
   December 31, 1999                   43,589         $ (658)    $(26,877)   $(27,535)

Net loss for the nine months
   ended September 30, 2000                --            (15)      (1,527)     (1,542)

Partners' deficit at
   September 30, 2000                  43,589         $ (673)    $(28,404)   $(29,077)

            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2000         1999
Cash flows from operating activities:
  Net loss                                                       $(1,542)     $(1,455)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                  1,018          962
     Amortization of discounts and loan costs                         23           25
     Change in accounts:
      Receivables and deposits                                      (152)        (102)
      Other assets                                                    23           (9)
      Accounts payable                                               (55)          (4)
      Tenant security deposit liabilities                             24           15
      Accrued property taxes                                          74          109
      Accrued interest                                             1,462        1,290
      Due to affiliates                                              157           84
      Other liabilities                                             (186)         (13)

         Net cash provided by operating activities                   846          902

Cash flows from investing activities:
  Property improvements and replacements                            (363)        (261)
  Net receipts from restricted escrows                               135           14

         Net cash used in investing activities                      (228)        (247)

Cash flows used in financing activities:
  Principal payments on notes payable                               (229)        (212)

Net increase in cash and cash equivalents                            389          443
Cash and cash equivalents at beginning of period                   1,210          883

Cash and cash equivalents at end of period                       $ 1,599      $ 1,326

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,054      $ 1,071

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

The Partnership has unsecured working capital loans to Angeles Acceptance Pool, L.P. ("AAP") in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,572,000 that is in default due to non-payment upon maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and AAP has obtained a judgment against the Partnership for this debt.

The Partnership realized a net loss of approximately $1,542,000 for the nine months ended September 30, 2000. The Managing General Partner expects the
Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $846,000 during the nine months ended September 30, 2000; however, this was primarily the result of accruing interest of approximately $1,462,000 on its indebtedness and, to a lesser extent, $157,000 for services provided by affiliates.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the nine months ended September 30, 2000 and 1999:

                                                                 2000       1999
                                                                 (in thousands)

   Property management fees (included in operating expense) $ 210 $ 200 Reimbursement for services of affiliates (included in investment properties, operating, and general and
     administrative expenses)                                     157         90
   Due to affiliate                                             1,595      1,426

During the nine months ended September 30, 2000 and 1999 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $210,000 and $200,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner were to receive reimbursement of accountable administrative expenses amounting to approximately $157,000 and $90,000 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership owed the affiliates approximately $1,595,000 and $1,426,000 at September 30, 2000 and 1999, respectively.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,572,000, at September 30, 2000, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $378,000 and $332,000 for the nine months ended September 30, 2000 and 1999, respectively.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans totals approximately $7,603,000 at September 30, 2000, accrues interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,838,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,085,000 and $959,000 for the nine months ended September 30, 2000 and 1999, respectively. Accrued interest was approximately $4,609,000 at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,090 limited partnership units in the Partnership representing 23.15% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


 Three Months Ended September 30, 2000   Residential     Other       Totals

Rental income                              $ 1,229        $  --      $ 1,229
Other income                                    66            4           70
Interest expense                               368          509          877
Depreciation                                   341           --          341
General and administrative expense              --          116          116
Segment profit (loss)                           69         (621)        (552)


 Nine Months Ended September 30, 2000    Residential     Other       Totals

Rental income                              $ 3,675        $  --     $ 3,675
Other income                                   150           14         164
Interest expense                             1,113        1,469       2,582
Depreciation                                 1,018           --       1,018
General and administrative expense              --          232         232
Segment profit (loss)                          145       (1,687)     (1,542)
Total assets                                10,642          598      11,240
Capital expenditures for
  investment properties                        363           --         363


 Three Months Ended September 30, 1999   Residential     Other       Totals

Rental income                              $ 1,187       $   --     $ 1,187
Other income                                    40            2          42
Interest expense                               377          448         825
Depreciation                                   330           --         330
General and administrative expense              --           53          53
Segment profit (loss)                           35         (499)       (464)


 Nine Months Ended September 30, 1999    Residential    Other       Totals

Rental income                              $ 3,506       $  --     $ 3,506
Other income                                   114           8         122
Interest expense                             1,130       1,296       2,426
Depreciation                                   962          --         962
General and administrative expense              --         175         175
Segment profit (loss)                            8      (1,463)     (1,455)
Total assets                                11,186         324      11,510
Capital expenditures for
  investment properties                        261          --         261

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Waterford Square Apartments                   97%        95%
        Huntsville, Alabama
      Fox Crest Apartments                          98%        95%
        Waukegan, Illinois

The Managing  General Partner  attributes the increase in occupancy at Fox Crest
Apartments  to  increased   marketing  and  advertising   efforts  and  resident
referrals.

Results from Operations

The Partnership's net loss for the nine months ended September 30, 2000 was approximately $1,542,000 compared to a net loss of approximately $1,455,000 for the corresponding period in 1999. The Partnership recorded a net loss of approximately $552,000 for the three months ended September 30, 2000 compared to a net loss of approximately $464,000 for the corresponding period in 1999. The increase in net loss for the three and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999 was primarily due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues for the three and nine month periods ended September 30, 2000 was due to an increase in both rental income and other income. Rental income increased due to increased average occupancy, as noted above, and increased average rental rates at both Waterford Square Apartments and Fox Crest Apartments. Other income increased due to an increase in utility charges at Fox Crest Apartments and increased interest income due to higher average cash balances in interest bearing accounts.

The increase in total expenses for the three and nine month periods ended September 30, 2000 was primarily the result of increases in interest, depreciation, property tax, and general and administrative expenses. Interest expense increased due to interest accruing on the defaulted AAP notes. The increase in depreciation expense is due to increased capital improvements and replacements made at the properties over the past year. Property tax expense increased due to an increase in the assessed value at Fox Crest Apartments.

General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as followed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $1,599,000 as compared to approximately $1,326,000 at September 30, 1999. Cash and cash equivalents increased approximately $389,000 for the period ended September 30, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $846,000 of cash provided by operating activities, partially offset by approximately $228,000 of cash used in investing activities and approximately $229,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness due to AAP of approximately $4,576,000 plus accrued interest of approximately $3,572,000 is in default at September 30, 2000, as a result of nonpayment of interest and principal upon its maturity in November 1997. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and AAP has obtained a judgment against the Partnership for this debt.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $158,000 of capital improvements at Waterford Square Apartments for 2000 consisting primarily of flooring replacements, appliances and HVAC condensing units. As of September 30, 2000, the property has spent approximately $85,000 on flooring replacements, HVAC condensing units, and appliances. These improvements were funded from the Partnership's reserves.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $555,000 of capital improvements at Fox Crest Apartments for 2000 consisting primarily of flooring replacements, recreational facilities, structural improvements, plumbing upgrades, major landscaping, parking lot upgrades, and heating unit replacement. As of September 30, 2000, the property has spent approximately $278,000 on capital improvements consisting primarily of carpet replacements, heating unit upgrades, air conditioning unit replacement, and electrical improvements. These improvements were funded from operating cash flow and the Partnership's reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans). Two AMIT Notes in the aggregate amount of approximately $2,838,000 plus related accrued interest of approximately $1,036,000 mature in March 2002; these notes are recourse to the Partnership only. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest as of September 30, 2000 is approximately $3,573,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions made for either of the nine month periods ended September 30, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However, based on the current default under the working capital loans and the pending maturities of the first mortgage loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  No reports were filed during the quarter ended September 30, 2000.

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