Form 10KSB
period 2000-12-31
ANGELES PARTNERS XIV
filed 2001-03-23
CIK 759859

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,155,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties:

                            Date of
Property                    Purchase       Type of Ownership             Use

Waterford Square            05/31/85  Fee ownership subject to        Apartments
  Apartments                          first mortgage (1)              487 units
  Huntsville, Alabama
Fox Crest Apartments        06/30/85  Fee ownership subject to        Apartments
  Waukegan, Illinois                  first mortgage                  245 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)
Waterford Square
  Apartments               $18,190      $12,794     5-20 yrs    (1)       $ 5,471

Fox Crest Apartments        10,307        7,051     5-20 yrs    (1)         3,168
                           $28,497      $19,845                           $ 8,639

(1)   Straight line and accelerated

See "Note B" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,   Interest    Period     Maturity      Due At
        Property               2000         Rate     Amortized   Date (6)   Maturity (6)
                          (in thousands)                                   (in thousands)
Waterford Square
  Apartments
  1st mortgage               $11,565        7.90%     31 yrs     11/2027       $    86
Fox Crest Apartments
  1st mortgage                 5,947        8.00%     30 yrs     05/2003         5,445
Angeles Partners XIV
  Working capital
  loan, in default(3)          1,281         (1)        (1)      11/1997         1,281
  Working capital
  loan, in default(3)          3,295         (1)        (1)      11/1997         3,295
Note payable (2)
  ("Glenwood")                 2,405       12.50%       (4)      03/2002         2,405
Note payable (2)
  ("Waterford Square")           121       12.00%       (4)      03/2002           121
Note payable (2)
  ("Foxcrest")                 4,765       12.50%       (5)      03/2003         4,765
Total                        $29,379                                           $17,398

(1) Interest accrues at prime plus 2%; payments are made based on excess cash flow as defined.

(2) Payable to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner.

(3) These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies.

(4)  Payment of excess cash flow only, as defined, due semi-annually.

(5)  No payments due until maturity.

(6) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property are as follows:

                                      Average Annual            Average Annual
                                       Rental Rates                Occupancy
                                        (per unit)
 Property                           2000          1999         2000        1999

 Waterford Square Apartments       $6,337        $6,224         97%         95%
 Fox Crest Apartments               8,326         8,013         97%         96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                   Billing           Rate
                               (in thousands)

Waterford Square Apartments          176             5.80%
Fox Crest Apartments                 223             8.07%

Capital Improvements

Waterford Square Apartments

The Partnership made approximately $198,000 in capital improvements at Waterford Square Apartments for the year ended December 31, 2000 consisting primarily of flooring replacements, appliances, HVAC condensing units, and structural improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $133,925. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fox Crest Apartments

The Partnership made approximately $303,000 in capital improvements at Fox Crest Apartments for the year ended December 31, 2000 consisting primarily of heating unit upgrades, air conditioning unit replacement, carpet replacements, roof replacement, and electrical improvements. These improvements were funded from operating cash flow and the Partnership's reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $67,375. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The Unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 44,390 limited partnership units aggregating $44,390,000. The Partnership currently has 3,310 holders of record owning an aggregate of 43,421 Units. An affiliate of the Managing General Partner owned 10,365 units or 23.87% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2000, the number of Limited Partnership Units decreased by 168 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

For the year ended December 31, 2000, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $500,000 of which approximately $5,000 was paid to the Managing General Partner. For the year ended December 31, 1999, an operating distribution of $24,000 was made to certain limited partners. This amount represents payment made to the State of Ohio on behalf of nonresident limited partners for required tax withholdings. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However based on the current default under the working capital loans and the pending maturities of the AMIT loans and the first mortgage loan on Fox Crest, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,365 limited partnership units in the Partnership representing 23.87% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2000 was approximately $2,083,000 compared to a net loss of approximately $1,940,000 for the year ended December 31, 1999. The increase in net loss for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues for the year ended December 31, 2000 was due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased due primarily to increased average occupancy and increased average annual rental rates at both Waterford Square Apartments and Fox Crest Apartments. Other income increased due to an increase in utility charges at Fox Crest Apartments and increased interest income due to higher average cash balances in interest bearing accounts.

The increase in total expenses for the year ended December 31, 2000 was primarily the result of increases in interest, depreciation, property tax, and general and administrative expenses. Interest expense increased due to interest accruing on the defaulted Saticoy notes. The increase in depreciation expense is due to capital improvements and replacements made at the properties over the past year. Property tax expense increased due to an increase in the assessed value at both Waterford Square Apartments and Fox Crest Apartments.

General and administrative expenses increased primarily due to an increase in the cost of services provided by the Managing General Partner and its affiliates. This increase was partially offset by reduced legal costs due to the settlement of a legal matter during 1999. Included in general and administrative expenses for the years ended December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,497,000 as compared to approximately $1,210,000 at December 31, 1999. The increase in cash and cash equivalents of approximately $287,000 is primarily due to approximately $1,306,000 of cash provided by operating activities, partially offset by approximately $394,000 of cash used in investing activities, and approximately $625,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties and a principal payment on the Waterford Square note payable to AMIT and, to a lesser extent, a distribution to the Managing General Partner from Waterford Square Apartments, Ltd. The Registrant invests its working capital reserves in a money market account.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000, plus accrued interest of approximately $3,711,000 is in default at December 31, 2000, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation and Saticoy has a judgment against the Partnership for this debt.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2001 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of each of its properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $275 per unit or $201,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT, effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) Two AMIT Notes in the aggregate amount of approximately $2,526,000 plus related accrued interest of approximately $985,000 mature in March 2002; these notes are recourse to the Partnership only. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of December 31, 2000 is approximately $3,836,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027, at which time a balloon payment of $86,000 is due. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

For the year ended December 31, 2000, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $500,000 of which approximately $5,000 was paid to the Managing General Partner. For the year ended December 31, 1999, an operating distribution of $24,000 was made to certain limited partners. This amount represents payment made to the State of Ohio on behalf of nonresident limited partners for required tax withholdings. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However based on the current default under the working capital loans and the pending maturities of the AMIT loans and the first mortgage loan on Fox Crest, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,365 limited partnership units in the Partnership representing 23.87% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.     Financial Statements

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young, LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on unsecured indebtedness of $4,576,000, plus related accrued interest of $3,711,000, due to non-payment upon maturity of the debt in November 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                $  1,497
   Receivables and deposits                                                      283
   Restricted escrows                                                             94
   Other assets                                                                  337
   Investment properties (Notes D and G):
      Land                                                    $  2,243
      Buildings and related personal property                   26,254
                                                                28,497
      Less accumulated depreciation                            (19,845)        8,652
                                                                            $ 10,863

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   121
   Tenant security deposit liabilities                                           134
   Accrued property taxes                                                        278
   Accrued interest (included $3,711 in default)                               8,648
   Due to affiliates (Note F)                                                  1,660
   Other liabilities                                                             266
   Notes payable, including $4,576 in default
      (Notes D and G)                                                         29,379

Partners' Deficit
   General partners                                            $  (684)
   Limited partners (43,421 units issued and
      outstanding)                                             (28,939)      (29,623)
                                                                            $ 10,863

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 4,920      $ 4,689
   Other income                                                  235          168
      Total revenues                                           5,155        4,857

Expenses:
   Operating                                                   1,691        1,680
   General and administrative                                    303          251
   Depreciation                                                1,362        1,233
   Interest                                                    3,469        3,245
   Property taxes                                                413          388
      Total expenses                                           7,238        6,797

Net loss                                                     $(2,083)     $(1,940)

Net loss allocated to general partners (1%)                  $   (21)     $   (19)

Net loss allocated to limited partners (99%)                  (2,062)      (1,921)

                                                             $(2,083)     $(1,940)

Net loss per limited partnership unit                        $(47.31)     $(44.07)

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                       Limited
                                      Partnership     General      Limited
                                         Units        Partners     Partners      Total

Original capital contributions          44,390         $    1      $ 44,390    $ 44,391

Partners' deficit
  at December 31, 1998                  43,589         $ (639)     $(24,932)   $(25,571)

Net loss for the year ended
  December 31, 1999                         --             (19)      (1,921)     (1,940)

Distribution to partners                    --              --          (24)        (24)

Partners' deficit at
  December 31, 1999                     43,589            (658)     (26,877)    (27,535)

Net loss for the year ended
  December 31, 2000                         --             (21)      (2,062)     (2,083)

Distribution to partners                    --              (5)          --          (5)

Abandonment of Limited
  Partnership Units (Note H)              (168)             --           --          --

Partners' deficit at
   December 31, 2000                    43,421         $  (684)    $(28,939)   $(29,623)

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                      $(2,083)     $(1,940)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,362        1,233
     Amortization of discounts and loan costs                        28           33
     Change in accounts:
      Receivables and deposits                                      (30)         129
      Other assets                                                  (14)         (24)
      Accounts payable                                               (7)          83
      Tenant security deposit liabilities                            27           19
      Accrued property taxes                                         13          (50)
      Accrued interest                                            1,813        1,728
      Due to affiliates                                             205          113
      Other liabilities                                              (8)         189

        Net cash provided by operating activities                 1,306        1,513

Cash flows from investing activities:
  Property improvements and replacements                           (501)      (1,029)
  Net receipts from restricted escrows                              107          153

        Net cash used in investing activities                      (394)        (876)

Cash flows from financing activities:
  Principal payments on notes payable                              (620)        (286)
  Distribution to partners                                           (5)         (24)

        Net cash used in financing activities                      (625)        (310)

Net increase in cash and cash equivalents                           287          327

Cash and cash equivalents at beginning of year                    1,210          883

Cash and cash equivalents at end of year                        $ 1,497      $ 1,210

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,572      $ 1,425

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,711,000 that is in default at December 31, 2000 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and Saticoy has a judgment against the Partnership for this debt.

The Partnership realized a net loss of approximately $2,083,000 for the year ended December 31, 2000. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $1,306,000 during the year ended December 31, 2000; however, this was primarily the result of accruing interest of approximately $1,813,000 on its indebtedness and, to a lesser extent, $205,000 for services provided by affiliates.

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

Note B - Organization and Significant Accounting Policies

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner") an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1999, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective October 1, 1998 and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd. ARC II and ARC II/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment and commercial properties on December 20, 1985. As of December 31, 2000 the Partnership continues to operate two apartment properties, one in Illinois and the other in Alabama. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,247,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs, of approximately $60,000 in 2000 and approximately $76,000 in 1999, are charged to expense as they are incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2000 or 1999.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

Loan Costs: Loan costs of approximately $356,000, at December 31, 2000, which are included in other assets on the accompanying consolidated balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 2000, accumulated amortization of approximately $121,000 is also included in other assets on the accompanying consolidated balance sheet.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgages, after discounting the scheduled loan payments to maturity, approximates its carrying balance. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for debt to affiliates or debt that is in default as there is no market in which the Partnership could obtain similar financing.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note D - Notes Payable

The principle terms of notes payable are as follows:

                             Monthly                            Principal    Principal
                             Payment       Stated                Balance     Balance At
                            Including     Interest   Maturity    Due At     December 31,
Property                     Interest       Rate       Date     Maturity        2000
                          (in thousands)                                   (in thousands)
Waterford Square
  Apartments
  1st mortgage                 $87          7.90%     11/2027    $    86      $11,565
Fox Crest Apartments
  1st mortgage                  56          8.00%     05/2003      5,445        5,947
Angeles Partners XIV
  Working capital
  loan, in default(3)          (1)           (1)      11/1997      1,281        1,281
  Working capital
  loan, in default(3)          (1)           (1)      11/1997      3,295        3,295
  Note payable (2)
  ("Glenwood")                 (4)         12.50%     03/2002      2,405        2,405
  Note payable (2)
  ("Waterford Square")         (4)         12.00%     03/2002        121          121
  Note payable (2)
  ("Foxcrest")                 (5)         12.50%     03/2003      4,765        4,765

      Total                                                      $17,398      $29,379

(1) Interest accrues at prime plus 2%; payments are based on excess cash flow as defined.

(2)   Payable to AMIT, an affiliate of the Managing General Partner.

(3) These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies.

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

Mortgage notes payable totaling approximately $17,512,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001            $ 4,910
                                2002              2,887
                                2003             10,438
                                2004                164
                                2005                177
                             Thereafter          10,803
                                Total           $29,379

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):


                                                   2000        1999

Net loss as reported                             $(2,083)    $(1,940)
Add (deduct):
  Depreciation differences                           117         113
  Unearned income                                     (2)         21
  Other                                              418         (10)
Federal taxable loss                             $(1,550)    $(1,816)

Federal taxable loss per limited
  partnership unit                               $(33.11)    $(41.23)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                   $(29,623)
Land and buildings                                 (16)
Accumulated depreciation                            12
Syndication and distribution costs               6,047
Other                                             (242)

Net liabilities - Federal tax basis           $(23,822)

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

The following payments were made or accrued to the Managing General Partner and affiliates during the year ended December 31, 2000 and 1999.

                                                                2000      1999
                                                               (in thousands)

Property management fees (included in operating expenses)      $ 282     $ 268

Reimbursement for services of affiliates (included
  in investment properties and general and administrative
  expenses)                                                      205       137

Due to affiliate                                               1,660     1,455

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $282,000 and $268,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner were to receive reimbursement of accountable administrative expenses amounting to approximately $205,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively. The Partnership owed the affiliates approximately $1,660,000 and $1,455,000 at December 31, 2000 and 1999, respectively.

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, and was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,711,000 at December 31, 2000, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $518,000 and $432,000 for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy, a wholly owned entity of The PNL Companies which is an unrelated party.

Angeles Mortgage Investment Trust ("AMIT") provided additional financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balance on the AMIT Loans totals approximately $7,291,000 at December 31, 2000, accrues interest at rates of 12% to 12.5% per annum and is recourse to the Partnership. Two of the three notes totaling $2,526,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,467,000 and $1,299,000 for the years ended December 31, 2000 and 1999, respectively. Accrued interest was approximately $4,821,000 at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,365 limited partnership units in the Partnership representing 23.87% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Net Subsequent
       Description         Encumbrances     Land      Property    to Acquisition

Waterford Square
  Apartments                 $11,565      $ 1,382      $13,479       $ 3,329
Fox Crest Apartments           5,947          861        8,198         1,248
Angeles Partners XIV          11,867           --           --            --

         Totals              $29,379      $ 2,243      $21,677       $ 4,577


                        Gross Amount At Which Carried
                             At December 31, 2000
                                (in thousands)

                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date     Depreciable
      Description         Land     Property    Total    Depreciation   Acquired    Life-Years

Waterford Square
  Apartments             $ 1,382   $16,808    $18,190       $12,794    05/31/85     5-20 yrs
Fox Crest Apartments         861     9,446     10,307         7,051    06/30/85     5-20 yrs

        Totals           $ 2,243   $26,254    $28,497       $19,845

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 3 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $27,996          $26,967
  Property improvements                             501            1,029
Balance at end of year                          $28,497          $27,996

Accumulated Depreciation
Balance at beginning of year                    $18,483          $17,250
  Additions charged to expense                    1,362            1,233
Balance at end of year                          $19,845          $18,483

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $28,472,000 and $27,975,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $19,833,000 and $18,589,000, respectively.

Note H - Abandonment of Limited Partnership Units

In 2000, the number of Limited Partnership Units decreased by 168 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $19,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as December 31, 2000.

           Entity               Number of Units        Percentage

AIMCO Properties LP                 10,365               23.87%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 2000 and 1999.

                                                             2000         1999
                                                             (in thousands)
Property management fees                                    $ 282       $  268
Reimbursement for services of affiliates                      205          137
Due to affiliate                                            1,660        1,455

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $282,000 and $268,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $205,000 and $137,000 for the years ended December 31, 2000 and 1999, respectively. The Partnership owed the affiliates approximately $1,660,000 and $1,455,000 at December 31, 2000 and 1999, respectively.

In November 1992, AAP, a Delaware limited partnership which controled the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, and was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,711,000 at December 31, 2000, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $518,000 and $432,000 for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC, a wholly owned entity of The PNL Companies which is an unrelated party.

Angeles Mortgage Investment Trust ("AMIT") provided additional financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balance on the AMIT Loans totals approximately $7,291,000 at December 31, 2000, accrues interest at rates of 12% to 12.5% per annum and is recourse to the Partnership. Two of the three notes totaling $2,526,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,467,000 and $1,299,000 for the years ended December 31, 2000 and 1999, respectively. Accrued interest was approximately $4,821,000 at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,365 limited partnership units in the Partnership representing 23.87% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.



                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits required by Item 601 of regulation S-B:

            Refer to Exhibit Index in this report.

      (b)   Reports on Form 8-K:

            No reports were filed during the quarter ended December 31, 2000.

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

      10.23 Assignment of Permits, Etc. - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company,dated April 8,1996

      10.24 Assignment of Assumption of Leases and Security Deposits - Building 52 of the Dayton Industrial Complex - between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

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