Form 10QSB
period 2001-03-31
ANGELES PARTNERS XIV
filed 2001-05-14
CIK 759859

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $  1,706
   Receivables and deposits                                                      398
   Restricted escrows                                                            121
   Other assets                                                                  318
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,305
                                                                28,548
      Less accumulated depreciation                            (20,193)        8,355
                                                                            $ 10,898

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 64
   Tenant security deposit liabilities                                           141
   Accrued property taxes                                                        388
   Accrued interest (including $3,843 in default)                              9,162
   Due to affiliates (Note C)                                                  1,714
   Other liabilities                                                             286
   Notes payable, including $4,576 in default                                 29,298

Partners' Deficit
   General partners                                            $ (689)
   Limited partners (43,421 units issued and
      outstanding)                                             (29,466)      (30,155)
                                                                            $ 10,898

            See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                2001          2000
Revenues:
   Rental income                                               $ 1,243      $ 1,210
   Other income                                                     89           49
      Total revenues                                             1,332        1,259

Expenses:
   Operating                                                       447          379
   General and administrative                                       76           52
   Depreciation                                                    348          335
   Interest                                                        883          847
   Property taxes                                                  110          105
      Total expenses                                             1,864        1,718

Net loss                                                       $ (532)       $ (459)

Net loss allocated to general partners (1%)                     $ (5)         $ (5)

Net loss allocated to limited partners (99%)                      (527)        (454)

                                                               $ (532)       $ (459)

Net loss per limited partnership unit                          $(12.14)     $(10.42)

            See Accompanying Notes to Consolidated Financial Statements


c)

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390     $ 44,391

Partners' deficit at
   December 31, 2000                   43,421         $ (684)    $(28,939)    $(29,623)

Net loss for the three months
   ended March 31, 2001                    --             (5)        (527)        (532)

Partners' deficit
   at March 31, 2001                   43,421         $ (689)    $(29,466)    $(30,155)

            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001         2000
Cash flows from operating activities:
  Net loss                                                       $ (532)      $ (459)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                    348          335
     Amortization of discounts and loan costs                          8            8
     Change in accounts:
      Receivables and deposits                                      (115)        (128)
      Other assets                                                    11           13
      Accounts payable                                               (57)        (116)
      Tenant security deposit liabilities                              7            7
      Accrued property taxes                                         110          104
      Accrued interest                                               514          472
      Due to affiliates                                               54           27
      Other liabilities                                               20         (178)

        Net cash provided by operating activities                    368           85

Cash flows from investing activities:
  Property improvements and replacements                             (51)         (47)
  Net deposits to restricted escrows                                 (27)         (27)

        Net cash used in investing activities                        (78)         (74)

Cash flows used in financing activities:
  Principal payments on notes payable                                (81)         (74)

Net increase (decrease) in cash and cash equivalents                 209          (63)
Cash and cash equivalents at beginning of period                   1,497        1,210
Cash and cash equivalents at end of period                       $ 1,706      $ 1,147

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 347        $ 353

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

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,843,000 that is in default at March 31, 2001 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation and Saticoy has a judgment against the Partnership for this debt.

The Partnership realized a net loss of approximately $532,000 for the three months ended March 31, 2001. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $368,000 during the three months ended March 31, 2001; however, this was primarily the result of not paying interest of approximately $514,000 on its unsecured indebtedness and, to a lesser extent, not paying $54,000 for services provided by affiliates.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Managing General Partner of the Partnership is an affiliate of Apartment Investment and Management Company ("AIMCO"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                       $  72       $ 69
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                     54         28
   Due to affiliate                                           1,714      1,482

During the three months ended March 31, 2001 and 2000 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $72,000 and $69,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner were to receive reimbursements of accountable administrative expenses amounting to approximately $54,000 and $28,000 for the three months ended March 31, 2001 and 2000, respectively. The Partnership owed the affiliates approximately $1,714,000 and $1,482,000 at March 31, 2001 and 2000, respectively.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,843,000, at March 31, 2001, with monthly interest accruing at prime plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $132,000 and $121,000 for the three months ended March 31, 2001 and 2000, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy, a wholly owned entity of the PNL Companies, which is an unrelated party.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,291,000 at March 31, 2001, accrue interest at rates of 12% to 12.5% per annum and are recourse to the Partnership. Two of the three notes totaling $2,526,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $382,000 and $351,000 for the three months ended March 31, 2001 and 2000, respectively. Accrued interest was approximately $5,203,000 at March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,418 limited partnership units in the Partnership representing 23.99% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Waterford Square Apartments                   95%        98%
        Huntsville, Alabama
      Fox Crest Apartments                          97%        98%
        Waukegan, Illinois

The Managing General Partner attributes the decrease in occupancy at Waterford Square Apartments to a soft market. Increased concessions has allowed the property to remain competitive.

Results from Operations

The Partnership's net loss for the three months ended March 31, 2001 was approximately $532,000 compared to a net loss of approximately $459,000 for the corresponding period in 2000. The increase in net loss for the three months ended March 31, 2001 was primarily due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues was due to an increase in both rental income and other income. Rental income increased due primarily to increased average rental rates at both Waterford Square Apartments and Fox Crest Apartments, which more than offset the decrease in occupancy, as noted above, at both of the Partnership's properties. Other income increased due to increased interest income due to higher average cash balances in interest bearing accounts and increased cable television income at both of the Partnership's properties.

The increase in total expenses for the three month period ended March 31, 2001 was primarily the result of increases in operating, depreciation, interest, and general and administrative expenses. The increase in operating expenses was due to increases in administrative and maintenance salaries at both properties and increases in interior painting at both properties. The increase in depreciation expense is due to capital improvements and replacements made at the properties over the past year. Interest expense increased due to interest accruing on the defaulted Saticoy notes.

General and administrative expenses increased primarily due to an increase in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $1,706,000 as compared to approximately $1,147,000 at March 31, 2000. Cash and cash equivalents increased approximately $209,000 for the period ended March 31, 2001 from the Registrant's year ended December 31, 2000 and is primarily due to approximately $78,000 of cash used in investing activities and approximately $81,000 of cash used in financing activities, partially offset by approximately $368,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 plus accrued interest of approximately $3,843,000 is in default at March 31, 2001, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation and Saticoy has a judgment against the Partnership for this debt.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $136,000 of capital improvements at Waterford Square Apartments for 2001 consisting primarily of carpet and vinyl replacements, water heater replacements, appliances, and air conditioning unit replacements. As of March 31, 2001, the property has spent approximately $31,000 on capital improvements consisting primarily of carpet and vinyl replacements, light fixtures, clubhouse renovations, and appliances. These improvements were funded from operating cash flow.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $227,000 of capital improvements at Fox Crest Apartments for 2001 consisting primarily of flooring replacements, roof replacement and water heater replacements. As of March 31, 2001, the property has spent approximately $20,000 on capital improvements consisting primarily of carpet and tile replacements, cabinet and countertop replacements, maintenance equipment, and roof replacements. These improvements were funded from operating cash flow.

The additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) Two AMIT Notes in the aggregate amount of approximately $2,526,000 plus related accrued interest of approximately $1,095,000 mature in March 2002; these notes are recourse to the Partnership only. These loans require monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of March 31, 2001 is approximately $4,108,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027. Likewise, the first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions made for either of the three month periods ended March 31, 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. However, based on the current default under the working capital loans, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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