Form 10QSB
period 2001-06-30
ANGELES PARTNERS XIV
filed 2001-08-14
CIK 759859

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

                 For the quarterly period ended June 30, 2001


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
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   886
   Receivables and deposits                                                      366
   Restricted escrows                                                            149
   Other assets                                                                  313
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,355
                                                                28,598
      Less accumulated depreciation                            (20,543)        8,055
                                                                            $ 9,769

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 44
   Tenant security deposit liabilities                                           139
   Accrued property taxes                                                        385
   Accrued interest (including $3,957 in default)                              8,668
   Due to affiliates (Note C)                                                  1,763
   Other liabilities                                                             314
   Notes payable (including $4,576 in default)                                29,094

Partners' Deficit
   General partners                                            $ (701)
   Limited partners (43,421 units issued and
      outstanding)                                             (29,937)      (30,638)
                                                                            $ 9,769

         See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2001        2000        2001        2000
Revenues:
    Rental income                         $ 1,261     $ 1,236     $ 2,504     $ 2,446
    Other income                               77          45         166          94
      Total revenues                        1,338       1,281       2,670       2,540

Expenses:
   Operating                                  431         463         878         842
   General and administrative                  80          64         156         116
   Depreciation                               350         342         698         677
   Interest                                   851         858       1,734       1,705
   Property taxes                             102          85         212         190
      Total expenses                        1,814       1,812       3,678       3,530

Net loss                                  $ (476)     $ (531)     $(1,008)    $ (990)

Net loss allocated to general
   partners (1%)                           $ (5)       $ (5)       $ (10)      $ (10)
Net loss allocated to limited
   partners (99%)                            (471)       (526)       (998)       (980)

                                          $ (476)     $ (531)     $(1,008)    $ (990)

Net loss per limited partnership unit     $(10.85)    $(12.07)    $(22.98)    $(22.48)

         See Accompanying Notes to Consolidated Financial Statements


c)

                             ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390    $ 44,391

Partners' deficit at
   December 31, 2000                   43,421         $ (684)    $(28,939)   $(29,623)

Distribution to partners                   --             (7)          --          (7)

Net loss for the six months
   ended June 30, 2001                     --            (10)        (998)     (1,008)

Partners' deficit at
   June 30, 2001                       43,421         $ (701)    $(29,937)   $(30,638)

         See Accompanying Notes to Consolidated Financial Statements


d)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net loss                                                        $(1,008)     $ (990)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     698          677
     Amortization of discounts and loan costs                          15           15
     Change in accounts:
      Receivables and deposits                                        (83)        (118)
      Other assets                                                      9            6
      Accounts payable                                                (77)         (66)
      Tenant security deposit liabilities                               5           17
      Accrued property taxes                                          107           78
      Accrued interest                                                 20          957
      Due to affiliates                                               103           67
      Other liabilities                                                48         (193)

         Net cash (used in) provided by operating activities         (163)         450

Cash flows from investing activities:
  Property improvements and replacements                             (101)        (287)
  Net deposits to restricted escrows                                  (55)         (16)

         Net cash used in investing activities                       (156)        (303)

Cash flows from financing activities:
  Principal payments on notes payable                                (285)        (150)
  Distribution to partners                                             (7)          --

         Net cash used in financing activities                       (292)        (150)

Net decrease in cash and cash equivalents                            (611)          (3)
Cash and cash equivalents at beginning of period                    1,497        1,210

Cash and cash equivalents at end of period                         $ 886       $ 1,207

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,671       $ 704

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

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,957,000 that is in default at June 30, 2001 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation and Saticoy has a judgment against the Partnership for this debt.

The Partnership realized a net loss of approximately $1,008,000 for the six months ended June 30, 2001. Angeles Realty Corporation II (the "Managing General Partner") expects the Partnership to continue to incur such losses from operations.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and its 99% limited partnership interest in Waterford Square Apartments, Ltd. The general partner of this partnership is the Managing General Partner. The Managing General Partner may be removed by the Registrant; therefore, this partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the six months ended June 30, 2001 and 2000:

                                                                2001      2000
                                                                (in thousands)

   Property management fees (included in operating expense) $ 146 $ 139 Reimbursement for services of affiliates (included in
     general and administrative expenses)                          103       67
   Due to affiliate                                              1,763    1,522

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $146,000 and $139,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner were to receive reimbursements of accountable administrative expenses amounting to approximately $103,000 and $67,000 for the six months ended June 30, 2001 and 2000, respectively. The Partnership owed the affiliates approximately $1,763,000 and $1,522,000 at June 30, 2001 and 2000, respectively.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,169,000 at June 30, 2001, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the three notes was paid in full during the six months ended June 30, 2001. One of the two remaining notes in the amount of $2,404,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness and in the second quarter of 1998, executed an extension through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $754,000 and $712,000 for the six months ended June 30, 2001 and 2000, respectively. Accrued interest was approximately $4,597,000 at June 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,683 limited partnership units in the Partnership representing 24.60% of the outstanding units. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Notes Payable

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by Insignia Properties Trust ("IPT"), was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,957,000, at June 30, 2001, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $246,000 and $244,000 for the six months ended June 30, 2001 and 2000, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies, which is an unrelated party.

During the quarter ended June 30, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period begins June 1, 2001 and ends the earlier of March 1, 2002 or the date Waterford Square
Apartments is sold. Upon the sale of Waterford Square Apartments, the distributable sale proceeds after deducting reasonable closing costs will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its note.

Note E - Distributions

For the six months ended June 30, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner of Waterford Square Apartments, Ltd. and approximately $694,000 was paid to the Partnership and was eliminated in consolidation. There were no distributions made for the six month period ended June 30, 2000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Waterford Square Apartments                   95%        97%
        Huntsville, Alabama
      Fox Crest Apartments                          98%        98%
        Waukegan, Illinois

Results from Operations

The Partnership's net loss for the six months ended June 30, 2001 was approximately $1,008,000 compared to a net loss of approximately $990,000 for the corresponding period in 2000. The Partnership recorded a net loss of approximately $476,000 for the three months ended June 30, 2001 compared to a net loss of approximately $531,000 for the corresponding period in 2000. The increase in net loss for the six months ended June 30, 2001 was primarily due to an increase in total expenses which was partially offset by an increase in total revenues. The decrease in net loss for the three month period ended June 30, 2001 was primarily due to an increase in total revenues which was offset by a slight increase in total expenses. The increase in total revenues for the three and six month periods ended June 30, 2001 was due to an increase in both rental income and other income. Rental income increased due primarily to increased average rental rates at both Waterford Square Apartments and Fox Crest Apartments, which more than offset the decrease in occupancy at Waterford Square Apartments. Other income increased due to increased interest income due to higher average cash balances in interest bearing accounts and increased cable television income at both of the Partnership's properties.

The increase in total expenses for the six month period ended June 30, 2001 was primarily the result of increases in operating, depreciation, property tax, interest, and general and administrative expenses. The increase in total expenses for the three month period ended June 30, 2001 was primarily the result of increases in depreciation, property tax, and general and administrative expenses slightly offset by a decrease in operating and interest expenses. The increase in operating expenses for the six month period ended June 30, 2001 was due to increases in payroll related expenses, insurance expense, and interior painting at both properties. The decrease in operating expenses for the three month period ended June 30, 2001 was due to decreased advertising expenses at both properties. The increase in depreciation expense for the three and six month periods ended June 30, 2001 is due to capital improvements and replacements placed into service at the properties over the past year.

Property tax expense increased for the three and six month periods ended June 30, 2001 due to an increase in the assessed value at both properties. Interest expense increased for the six month period ended June 30, 2001 due to interest accruing on the defaulted Saticoy notes. Interest expense decreased for the three month period ended June 30, 2001 due to the repayment of one of the AMIT loans and payments made on the remaining loans.

General and administrative expenses increased primarily due to an increase in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $886,000 as compared to approximately $1,207,000 at June 30, 2000. Cash and cash equivalents decreased approximately $611,000 since December 31, 2000 due to approximately $163,000 of cash used in operating activities, approximately $156,000 of cash used in investing activities, and approximately $292,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties and a principal payment on the Waterford Square note payable to AMIT and, to a lesser extent, a distribution to the Managing General Partner from Waterford Square Apartments, Ltd. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 plus accrued interest of approximately $3,957,000 is in default at June 30, 2001, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies. This indebtedness is recourse to the Partnership.

During the quarter ended June 30, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period begins June 1, 2001 and ends the earlier of March 1, 2002 or the date Waterford Square
Apartments is sold. Upon the sale of Waterford Square Apartments, the distributable sale proceeds after deducting reasonable closing costs will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its note.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2001 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $136,000 of capital improvements at Waterford Square Apartments for 2001 consisting primarily of carpet and vinyl replacements, appliances, water heater replacements, and air conditioning unit replacements. As of June 30, 2001, the property has spent approximately $64,000 on capital improvements consisting primarily of carpet and vinyl replacements, air conditioning unit replacements, clubhouse renovations, and appliances. These improvements were funded from operating cash flow.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $291,000 of capital improvements at Fox Crest Apartments for 2001 consisting primarily of flooring replacements, roof replacement and water heater replacements. As of June 30, 2001, the property has spent approximately $37,000 on capital improvements consisting primarily of roof replacements, flooring replacements and cabinet replacements. These improvements were funded from Partnership reserves.

The additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans). One AMIT Note was paid in full during the six months ended June 30, 2001. One AMIT Note in the aggregate amount of approximately $2,404,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $624,000 matures in March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of June 30, 2001 is approximately $3,973,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

For the six months ended June 30, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner of Waterford Square Apartments, Ltd. and approximately $694,000 was paid to the Partnership and was eliminated in consolidation. There were no distributions made for the six month period ended June 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. However, based on the current default under the working capital loans it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2001.

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