Form 10QSB
period 2001-09-30
ANGELES PARTNERS XIV
filed 2001-11-13
CIK 759859

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001

Assets
   Cash and cash equivalents                                                $  1,061
   Receivables and deposits                                                      507
   Restricted escrows                                                            129
   Other assets                                                                  271
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,608
                                                                28,851
      Less accumulated depreciation                            (20,891)        7,960
                                                                            $ 9,928

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 63
   Tenant security deposit liabilities                                           137
   Accrued property taxes                                                        475
   Accrued interest (including $3,907 in default)                              8,992
   Due to affiliates (Note C)                                                  2,039
   Other liabilities                                                             313
   Notes payable (including $4,576 in default)                                29,010

Partners' Deficit
   General partners                                            $ (706)
   Limited partners (43,421 units issued and
      outstanding)                                             (30,395)      (31,101)
                                                                            $ 9,928

         See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                           2001        2000        2001        2000
Revenues:
    Rental income                         $ 1,287     $ 1,229     $ 3,791     $ 3,675
    Other income                               73          70         239         164
      Total revenues                        1,360       1,299       4,030       3,839

Expenses:
   Operating                                  471         409       1,349       1,251
   General and administrative                  71         116         227         232
   Depreciation                               348         341       1,046       1,018
   Interest                                   843         877       2,577       2,582
   Property taxes                              90         108         302         298
      Total expenses                        1,823       1,851       5,501       5,381

Net loss                                  $ (463)     $ (552)     $(1,471)    $(1,542)

Net loss allocated to general
   partners (1%)                           $ (5)       $ (6)       $ (15)      $ (15)
Net loss allocated to limited
   partners (99%)                            (458)       (546)     (1,456)     (1,527)

                                          $ (463)     $ (552)     $(1,471)    $(1,542)

Net loss per limited partnership unit     $(10.55)    $(12.53)    $(33.53)    $(35.03)

         See Accompanying Notes to Consolidated Financial Statements


c)

                             ANGELES PARTNERS XIV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390    $ 44,391

Partners' deficit at
   December 31, 2000                   43,421         $ (684)    $(28,939)   $(29,623)

Distribution to partners                   --             (7)          --          (7)

Net loss for the nine months
   ended September 30, 2001                --            (15)      (1,456)     (1,471)

Partners' deficit at
   September 30, 2001                  43,421         $ (706)    $(30,395)   $(31,101)

         See Accompanying Notes to Consolidated Financial Statements


d)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net loss                                                        $(1,471)     $(1,542)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   1,046        1,018
     Amortization of discounts and loan costs                          23           23
     Change in accounts:
      Receivables and deposits                                       (224)        (152)
      Other assets                                                     43           23
      Accounts payable                                                (58)         (55)
      Tenant security deposit liabilities                               3           24
      Accrued property taxes                                          197           74
      Accrued interest                                                344        1,462
      Due to affiliates                                               229          157
      Other liabilities                                                47         (186)

         Net cash provided by operating activities                    179          846

Cash flows from investing activities:
  Property improvements and replacements                             (354)        (363)
  Net (deposits to) withdrawals from restricted escrows               (35)         135

         Net cash used in investing activities                       (389)        (228)

Cash flows from financing activities:
  Principal payments on notes payable                                (369)        (229)
  Advance from affiliate                                              150           --
  Distribution to partners                                             (7)          --

         Net cash used in financing activities                       (226)        (229)

Net (decrease) increase in cash and cash equivalents                 (436)         389
Cash and cash equivalents at beginning of period                    1,497        1,210

Cash and cash equivalents at end of period                        $ 1,061      $ 1,599

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,164      $ 1,054

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

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,907,000 that are in default at September 30, 2001 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation and Saticoy has a judgment against the Partnership for this debt.

During the quarter ended June 30, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and ends the earlier of March 1, 2002 or the date Waterford Square
Apartments is sold. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

The Partnership realized a net loss of approximately $1,471,000 for the nine months ended September 30, 2001. Angeles Realty Corporation II (the "Managing General Partner") expects the Partnership to continue to incur such losses from operations.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that the Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2001 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to service the Partnership indebtedness.

As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments were paid or accrued to the Managing General Partner and affiliates during each of the nine months ended September 30, 2001 and 2000:

                                                                2001      2000
                                                                (in thousands)

   Property management fees (included in operating expense) $ 234 $ 210 Reimbursement for services of affiliates (included in investment properties and general and administrative
     expenses)                                                    281      157
   Due to affiliate                                             2,039    1,595

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $234,000 and $210,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner were to receive reimbursements of accountable administrative expenses amounting to approximately $281,000 and $157,000 for the nine months ended September 30, 2001 and 2000, respectively. The Partnership owed the affiliates approximately $2,039,000 and $1,595,000 at September 30, 2001 and 2000, respectively. Included in the charges for the nine months ended September 30, 2001 are approximately $126,000 of construction service reimbursements.

During the third quarter of 2001, the Partnership received an advance from an affiliate of the Managing General Partner in the amount of approximately $150,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $2,000 for the nine months ended September 30, 2001. There were no loans from the Managing General Partner or associated interest during the nine months ended September 30, 2000.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,169,000 at September 30, 2001, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the three notes was paid in full during the nine months ended September 30, 2001. One of the two remaining notes in the amount of $2,404,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,129,000 and $1,085,000 for the nine months ended September 30, 2001 and 2000, respectively. Accrued interest was approximately $4,972,000 at September 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,693 limited partnership units in the Partnership representing 24.63% of the outstanding units at September 30, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Notes Payable

In November 1992, AAP, a Delaware limited partnership which controlled the working capital loans previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by Insignia Properties Trust ("IPT"), was the 1% general partner of AAP, until April 14, 1995. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 0.5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,907,000, at September 30, 2001, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $346,000 and $378,000 for the nine months ended September 30, 2001 and 2000, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies, which is an unrelated party.

During the quarter ended June 30, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and ends the earlier of March 1, 2002 or the date Waterford Square
Apartments is sold. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

Note E - Distributions

For the nine months ended September 30, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the general partner of Waterford Square Apartments, Ltd. and approximately $694,000 was paid to the Partnership and was eliminated in consolidation. There were no distributions made for the nine month period ended September 30, 2000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001,plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Waterford Square Apartments                   96%        97%
        Huntsville, Alabama
      Fox Crest Apartments                          98%        98%
        Waukegan, Illinois

Results from Operations

The Partnership's net loss for the nine months ended September 30, 2001 was approximately $1,471,000 compared to a net loss of approximately $1,542,000 for the corresponding period in 2000. The Partnership recorded a net loss of approximately $463,000 for the three months ended September 30, 2001 compared to a net loss of approximately $552,000 for the corresponding period in 2000. The decrease in net loss for the nine months ended September 30, 2001 was primarily due to an increase in total revenues which was partially offset by an increase in total expenses. The decrease in net loss for the three months ended September 30, 2001 was primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the three and nine month periods ended September 30, 2001 was due to an increase in both rental income and other income. Rental income increased due primarily to increased average rental rates at both Waterford Square Apartments and Fox Crest Apartments, which more than offset a slight decrease in occupancy at Waterford Square Apartments. Other income increased due to increased interest income due to higher average cash balances in interest bearing accounts, increased cable television income at both of the Partnership's properties, and increased utilities reimbursements at Fox Crest Apartments.

The increase in total expenses for the nine month period ended September 30, 2001 was primarily the result of increases in operating and depreciation expenses. The decrease in total expenses for the three month period ended September 30, 2001 was primarily the result of decreases in interest, property tax, and general and administrative expenses partially offset by increases in operating and depreciation expenses. The increase in operating expenses for the three and nine month periods ended September 30, 2001 was due to increases in payroll related expenses and management fees due to increased revenues at both of the Partnership's properties and an increase in maintenance expenses primarily at Waterford Square Apartments. The increase in depreciation expense for the three and nine month periods ended September 30, 2001 is due to capital improvements and replacements placed into service at the properties over the past year. Interest expense decreased for the three month period ended September 30, 2001 due to an interest payment made on the Saticoy loan, the repayment of one of the AMIT loans and payments made on the remaining AMIT loans. Property tax expense decreased for the three month period ended September 30, 2001 due to a refund received during 2001 from prior years taxes at Waterford Square Apartments. General and administrative expenses decreased for the three and nine months ended September 30, 2001 primarily due to a decrease in the cost of services provided by the Managing General Partner and its affiliates as allowed under the Partnership Agreement and a decrease in professional fees associated with the administration of the Partnership partially offset by an increase in legal expenses. Also included in general and administrative expenses at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $1,061,000 as compared to approximately $1,599,000 at September 30, 2000. Cash and cash equivalents decreased approximately $436,000 since December 31, 2000 due to approximately $389,000 of cash used in investing activities and approximately $226,000 of cash used in financing activities partially offset by approximately $179,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties and a principal payment on the Waterford Square note payable to AMIT and, to a lesser extent, a distribution to the Managing General Partner from Waterford Square Apartments, Ltd. partially offset by an advance received from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 plus accrued interest of approximately $3,907,000 is in default at September 30, 2001, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies. This indebtedness is recourse to the Partnership.

During the quarter ended June 30, 2001, the Managing General Partner signed a forebearance agreement with Saticoy Investments Company, LLC ("Saticoy"). The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and ends the earlier of March 1, 2002 or the date Waterford Square Apartments is sold. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

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

As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $219,000 of capital improvements at Waterford Square Apartments for 2001 consisting primarily of carpet and vinyl replacements, appliances, water heater replacements, and air conditioning unit replacements. As of September 30, 2001, the property has spent approximately $176,000 on capital improvements consisting primarily of carpet and vinyl replacements, air conditioning unit replacements, clubhouse renovations, water heater replacements, and appliances. These improvements were funded from Partnership reserves and operating cash flow.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $296,000 of capital improvements at Fox Crest Apartments for 2001 consisting primarily of flooring replacements, roof replacement and water heater replacements. As of September 30, 2001, the property has spent approximately $178,000 on capital improvements consisting primarily of roof replacements, flooring replacements and cabinet replacements. These improvements were funded from Partnership reserves and operating cash flow.

The additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT and effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans). One AMIT Note was paid in full during the nine months ended September 30, 2001. One AMIT Note in the aggregate amount of approximately $2,404,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $720,000 matures in March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory notes. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of September 30, 2001 is approximately $4,252,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature in November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

For the nine months ended September 30, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the general partner of Waterford Square Apartments, Ltd. and approximately $694,000 was paid to the Partnership and was eliminated in consolidation. There were no distributions made for the nine month period ended September 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. However, based on the current default under the working capital loans it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 10,693 limited partnership units in the Partnership representing 24.63% of the outstanding units at September 30, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 2001.

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