Form 10KSB
period 2001-12-31
ANGELES PARTNERS XIV
filed 2002-03-25
CIK 759859

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $5,374,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984, as amended (the "Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd., which is also a wholly-owned subsidiary of AIMCO effective December 1, 2001. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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


                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)
Waterford Square
  Apartments               $18,384      $13,666     5-20 yrs    (1)       $ 4,883

Fox Crest Apartments        10,510        7,578     5-20 yrs    (1)         2,897
                           $28,894      $21,244                           $ 7,780

(1)   Straight line and accelerated

See "Note B" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                            Principal                                         Principal
                            Balance At                                         Balance
                           December 31,   Interest    Period     Maturity      Due At
        Property               2001         Rate     Amortized   Date (6)   Maturity (6)
                          (in thousands)                                   (in thousands)
Waterford Square
  Apartments
  1st mortgage               $11,435        7.90%     31 yrs     11/2027        $ --
Fox Crest Apartments
  1st mortgage                 5,743        8.00%     30 yrs     05/2003         5,445
Angeles Partners XIV
  Working capital
  loan, in default(3)          1,281         (1)        (1)      11/1997         1,281
  Working capital
  loan, in default(3)          3,295         (1)        (1)      11/1997         3,295
Note payable (2)
  ("Glenwood")                 2,405       12.50%       (4)      03/2002         2,405
Note payable (2)
  ("Foxcrest")                 4,765       12.50%       (5)      03/2003         4,765
Total                        $28,924                                           $17,191


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

(5)   No payments due until maturity.

(6) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property are as follows:

                                       Average Annual            Average Annual
                                        Rental Rates                Occupancy
                                         (per unit)
 Property                           2001          2000         2001        2000

 Waterford Square Apartments       $6,484        $6,337         96%         97%
 Fox Crest Apartments               8,713         8,326         97%         97%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                    2001             2001
                                   Billing           Rate
                               (in thousands)

Waterford Square Apartments         $ 179            5.80%
Fox Crest Apartments                  231            8.14%

Capital Improvements

Waterford Square Apartments

During the year ended December 31, 2001, the Partnership spent approximately $194,000 on capital improvements at Waterford Square Apartments, consisting primarily of air conditioning unit, floor covering and appliance replacements. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $146,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Fox Crest Apartments

During the year ended December 31, 2001, the Partnership spent approximately $203,000 on capital improvements at Fox Crest Apartments, consisting primarily of roof replacement, floor covering replacement and cabinet upgrades. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $73,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 44,390 limited partnership units aggregating $44,390,000. The Partnership currently has 3,290 holders of record owning an aggregate of 43,411 Units. An affiliate of the Managing General Partner owned 10,768 units or 24.80% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2001 and 2000, the number of Limited Partnership Units decreased by 10 and 168 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

For the year ended December 31, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the year ended December 31, 2000, a surplus cash distribution of approximately $500,000 of which approximately $5,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However, based on the current default under the working capital loans and the pending maturities of the AMIT loans and the first mortgage loan on Fox Crest, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,768 limited partnership units in the Partnership representing 24.80% of the outstanding units at December 31, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2001 was approximately $1,916,000 compared to a net loss of approximately $2,083,000 for the year ended December 31, 2000. The decrease in net loss for the year ended December 31, 2001 is primarily due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues is due to increases in rental income and other income. Rental income increased primarily due to an increase in the average annual rental rate at both of the Partnership's investment properties, which was partially offset by a slight decrease in occupancy at Waterford Square Apartments. Other income increased primarily due to increases in utility reimbursements at Fox Crest Apartments and cable television income and lease cancellation fees at both of the Partnership's investment properties. The increase in other income was partially offset by a decrease in interest income, as a result of lower cash balances in interest-bearing accounts.

The increase in total expenses is primarily due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expense increased primarily due to increases in payroll related expenses and management fees as a result of increased rental income at both of the Partnership's investment properties. The increase in operating expense was partially offset by a decrease in advertising expense at Fox Crest Apartments and a decrease in maintenance expense at Waterford Square Apartments. Depreciation expense increased due to property improvements and replacements placed into service at both of the Partnership's investment properties over the past year. Interest expense decreased due to scheduled principal payments made on the properties' mortgages, the repayment of one of the AMIT loans and payments made on the remaining AMIT loans. Property tax expense and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the years ended December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $1,177,000 as compared to approximately $1,497,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $320,000 is due to approximately $381,000 of cash used in investing activities and approximately $312,000 of cash used in financing activities, partially offset by approximately $373,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties, a principal payment on the Waterford Square note payable to AMIT and, to a lesser extent, a distribution to the general partner of Waterford Square Apartments, Ltd., partially offset by an advance received from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000, plus accrued interest of approximately $3,989,000 is in default at December 31, 2001, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. The extension until April 1, 2002 was granted to allow the Partnership to finalize a contract for the sale of Waterford Square Apartments that is currently in negotiations. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2002 to meet all property operating expenses, property debt service requirements and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

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

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT; effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) One AMIT note was paid in full during the year ended December 31, 2001. One AMIT Note in the aggregate amount of approximately $2,405,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $819,000 matures in March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory note. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of December 31, 2001 is approximately $4,535,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. With respect to Fox Crest Apartments, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

For the year ended December 31, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the year ended December 31, 2000, a surplus cash distribution of approximately $500,000 of which approximately $5,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However based on the current default under the working capital loans and the pending maturities of the AMIT loans and the first mortgage loan on Fox Crest, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,768 limited partnership units in the Partnership representing 24.80% of the outstanding units at December 31, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated balance sheet of Angeles Partners XIV as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XIV at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Angeles Partners XIV will continue as a going concern. As more fully described in Note A, the Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. It is in default on unsecured indebtedness of $4,576,000, plus related accrued interest of $3,989,000, due to non-payment upon maturity of the debt in November 1997. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              ANGELES PARTNERS XIV

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $ 1,177
   Receivables and deposits                                                      286
   Restricted escrows                                                            157
   Other assets                                                                  283
   Investment properties (Notes C and F):
      Land                                                    $  2,243
      Buildings and related personal property                   26,651
                                                                 28,894
      Less accumulated depreciation                            (21,244)        7,650
                                                                             $ 9,553

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                             $ 50
   Tenant security deposit liabilities                                           129
   Accrued property taxes                                                        291
   Accrued interest (including $3,989 in default)                              9,456
   Due to affiliates (Note E)                                                  2,090
   Other liabilities                                                             159
   Notes payable, including $4,576 in default
      (Notes C, E, and F)                                                     28,924

Partners' Deficit
   General partners                                            $ (710)
   Limited partners (43,411 units issued and
      outstanding)                                             (30,836)      (31,546)
                                                                            $ 9,553

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 5,058      $ 4,920
   Other income                                                  316          235
      Total revenues                                           5,374        5,155

Expenses:
   Operating                                                   1,763        1,691
   General and administrative                                    306          303
   Depreciation                                                1,399        1,362
   Interest                                                    3,408        3,469
   Property taxes                                                414          413
      Total expenses                                           7,290        7,238

Net loss                                                     $(1,916)     $(2,083)

Net loss allocated to general partners (1%)                   $ (19)       $ (21)

Net loss allocated to limited partners (99%)                  (1,897)      (2,062)

                                                             $(1,916)     $(2,083)

Net loss per limited partnership unit                        $(43.69)     $(47.31)


           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                       Limited
                                      Partnership      General      Limited
                                         Units        Partners     Partners      Total

Original capital contributions          44,390           $ 1       $ 44,390    $ 44,391

Partners' deficit
  at December 31, 1999                  43,589         $ (658)     $(26,877)   $(27,535)

Net loss for the year ended
  December 31, 2000                         --             (21)      (2,062)     (2,083)

Distribution to partners                    --              (5)          --          (5)

Abandonment of Limited
  Partnership Units (Note G)              (168)             --           --          --

Partners' deficit at
  December 31, 2000                     43,421            (684)     (28,939)    (29,623)

Net loss for the year ended
  December 31, 2001                         --             (19)      (1,897)     (1,916)

Distribution to partners                    --              (7)          --          (7)

Abandonment of Limited
  Partnership Units (Note G)               (10)             --           --          --

Partners' deficit at
   December 31, 2001                    43,411         $ (710)     $(30,836)   $(31,546)


           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Year Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(1,916)     $(2,083)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,399        1,362
     Amortization of loan costs                                      30           28
     Change in accounts:
      Receivables and deposits                                       (3)         (30)
      Other assets                                                   24          (14)
      Accounts payable                                              (71)          (7)
      Tenant security deposit liabilities                            (5)          27
      Accrued property taxes                                         13           13
      Accrued interest                                              808        1,813
      Due to affiliates                                             201          205
      Other liabilities                                            (107)          (8)

        Net cash provided by operating activities                   373        1,306

Cash flows from investing activities:
  Property improvements and replacements                           (318)        (501)
  Net (deposits to) receipts from restricted escrows                (63)         107

        Net cash used in investing activities                      (381)        (394)

Cash flows from financing activities:
  Principal payments on notes payable                              (455)        (620)
  Advance from affiliate                                            150           --
  Distribution to general partner                                    (7)          (5)

        Net cash used in financing activities                      (312)        (625)

Net (decrease) increase in cash and cash equivalents               (320)         287

Cash and cash equivalents at beginning of year                    1,497        1,210

Cash and cash equivalents at end of year                        $ 1,177      $ 1,497

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,507      $ 1,572
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in Due to
   Affiliates                                                     $ 79        $ --

           See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $3,989,000 that is in default at December 31, 2001 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and Saticoy has a judgment against the Partnership for this debt.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. The extension until April 1, 2002 was granted to allow the Partnership to finalize a contract for the sale of Waterford Square Apartments that is currently in negotiations. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

The Partnership realized a net loss of approximately $1,916,000 for the year ended December 31, 2001. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $373,000 during the year ended December 31, 2001; however, this was primarily the result of accruing interest of approximately $808,000 on its indebtedness and, to a lesser extent, $201,000 for services provided by affiliates.

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

Note B - Organization and Significant Accounting Policies

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner") an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective October 1, 1998 and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd., which is also a wholly-owned subsidiary of AIMCO effective December 1, 2001. ARC II and ARC II/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment and commercial properties on December 20, 1985. As of December 31, 2001 the Partnership continues to operate two apartment properties, one in Illinois and the other in Alabama. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035 unless terminated prior to such date.

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

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partners to the extent of the amount of any Incentive Interest (as defined below) to which the General Partners are entitled. Any gain remaining after said allocation will be allocated to the Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 1% to the General Partners and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the General Partners until they have received their cumulative distributions equal to 3% of the aggregate Disposition Prices of all properties, mortgages or other investments sold ("Initial Incentive Interest") and (iv) Thereafter, 85% to the Limited Partners in proportion to their interests and 15% to the General Partners ("Final Incentive Interest").

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,077,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs of approximately $47,000 in 2001 and approximately $60,000 in 2000 are charged to expense as they are incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. For additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

Loan Costs: Loan costs of approximately $356,000 at December 31, 2001, which are included in other assets on the accompanying consolidated balance sheet, are being amortized on a straight-line basis over the lives of the loans. At December 31, 2001, accumulated amortization of approximately $151,000 is also included in other assets on the accompanying consolidated balance sheet.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note C - Notes Payable



                            Principal       Monthly                             Principal
                            Balance At      Payment       Stated                 Balance
                           December 31,    Including     Interest   Maturity      Due At
Property                       2001         Interest       Rate       Date       Maturity
                          (in thousands) (in thousands)                       (in thousands)
Waterford Square
  Apartments
  1st mortgage               $11,435          $87          7.90%     11/2027       $ --
Fox Crest Apartments
  1st mortgage                 5,743           56          8.00%     05/2003       5,445
Angeles Partners XIV
  Working capital
  loan, in default(3)          1,281          (1)           (1)      11/1997       1,281
  Working capital
  loan, in default(3)          3,295          (1)           (1)      11/1997       3,295
  Note payable (2)
  ("Glenwood")                 2,405          (4)         12.50%     03/2002       2,405
  Note payable (2)
  ("Foxcrest")                 4,765          (5)         12.50%     03/2003       4,765

      Total                  $28,924                                             $17,191

(1) Interest accrues at prime plus 2% (6.75% at December 31, 2001); payments are based on excess cash flow as defined.

(2)   Payable to AMIT, an affiliate of the Managing General Partner.

(3) These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies.

(4)   Payments of excess cash flow only, as defined, due semi-annually.

(5)   No payments due until maturity.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of approximately $874,000 to the original note amounts. The notes provided for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note). In July 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. During the year ended December 31, 2001, the Waterford Square note with a principal balance of approximately $121,000 was paid in full.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $3,989,000, at December 31, 2001, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for this loan was approximately $427,000 and $518,000 for the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies, which is an unrelated party.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. The extension until April 1, 2002 was granted to allow the Partnership to finalize a contract for the sale of Waterford Square Apartments that is currently in negotiations. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

Mortgage notes payable totaling approximately $17,178,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002            $ 7,342
                                2003             10,438
                                2004                164
                                2005                177
                                2006                192
                             Thereafter          10,611
                                Total           $28,924

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                  2001        2000

Net loss as reported                             $(1,916)    $(2,083)
Add (deduct):
  Depreciation differences                          134          117
  Unearned income                                   (37)          (2)
  Other                                             507          418
Federal taxable loss                            $(1,312)     $(1,550)

Federal taxable loss per limited
  partnership unit                              $ (31.98)    $(33.11)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                  $ (31,546)
Land and buildings                                 (16)
Accumulated depreciation                           146
Syndication and distribution costs               6,047
Other                                              625

Net liabilities - Federal tax basis          $ (24,744)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000.

                                                               2001      2000
                                                               (in thousands)

Property management fees (included in operating expenses)      $ 324     $ 282

Reimbursement for services of affiliates (included
  in investment properties and general and administrative
  expenses)                                                      335       205
Interest expense accrued to affiliates                         1,511     1,467
Due to affiliates                                              2,090     1,660

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the years ended December 31, 2001 and 2000, and 6% of gross receipts from Waterford Square Apartments for the year ended December 31, 2000 and through June 30, 2001. Effective July 1, 2001, the rate was increased to 7.82% of gross receipts. The Registrant paid to such affiliates approximately $324,000 and $282,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $335,000 and $205,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $135,000 for the year ended December 31, 2001. No such fees were incurred during the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. The Partnership owed the affiliates of the Managing General Partner approximately $1,935,000 and $1,660,000 at December 31, 2001 and 2000,
respectively, for reimbursement of accountable administrative expenses. These amounts were included in "Due to affiliates" at December 31, 2001 and 2000.

During the year ended December 31, 2001, the Partnership received an advance from an affiliate of the Managing General Partner in the amount of approximately $150,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $5,000 for the year ended December 31, 2001. These amounts are included in "Due to affiliates" at December 31, 2001. There were no loans from the Managing General Partner or associated interest during the year ended December 31, 2000.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,170,000 at December 31, 2001, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the three notes was paid in full during the year ended December 31, 2001. One of the two remaining notes in the amount of $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,511,000 and $1,467,000 for the years ended December 31, 2001 and 2000, respectively. Total interest paid on the AMIT loans was approximately $978,000 and $169,000 for the years ended December 31, 2001 and 2000, respectively. Accrued interest was approximately $5,354,000 at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,768 limited partnership units in the Partnership representing 24.80% of the outstanding units at December 31, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Net Subsequent
       Description         Encumbrances     Land      Property     to Acquisition

Waterford Square
  Apartments                 $11,435      $ 1,382      $13,479        $ 3,523
Fox Crest Apartments           5,743          861        8,198          1,451
Angeles Partners XIV          11,746           --           --             --

         Totals              $28,924      $ 2,243      $21,677        $ 4,974


                        Gross Amount At Which Carried
                             At December 31, 2001
                                (in thousands)

                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date     Depreciable
      Description         Land     Property    Total    Depreciation   Acquired    Life-Years

Waterford Square
  Apartments             $ 1,382   $17,002    $18,384       $13,666    05/31/85     5-20 yrs
Fox Crest Apartments         861     9,649     10,510         7,578    06/30/85     5-20 yrs

        Totals           $ 2,243   $26,651    $28,894       $21,244

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 3 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $28,497          $27,996
  Property improvements                             397              501
Balance at end of year                          $28,894          $28,497

Accumulated Depreciation
Balance at beginning of year                    $19,845          $18,483
  Additions charged to expense                    1,399            1,362
Balance at end of year                          $21,244          $19,845

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $28,878,000 and $28,472,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $21,098,000 and $19,833,000, respectively.

Note G - Abandonment of Limited Partnership Units

In 2001 and 2000, the number of Limited Partnership Units decreased by 10 and 168 units, respectively, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note H - Distributions

For the year ended December 31, 2001, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the year ended December 31, 2000, a surplus cash distribution of approximately $500,000 of which approximately $5,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

The names and ages of, as well as the positions and offices held by, the present executive officers and director of ARC II are set forth below. There are no family relationships between or among any officers or director.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $16,000.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

           Entity               Number of Units        Percentage

AIMCO Properties LP                 10,768               24.80%
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

The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000.

                                                               2001      2000
                                                               (in thousands)

Property management fees                                       $ 324     $ 282
Reimbursement for services of affiliates                         335       205
Interest expense accrued to affiliates                         1,511     1,467
Due to affiliates                                              2,090     1,660

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the years ended December 31, 2001 and 2000, and 6% of gross receipts from Waterford Square Apartments for the year ended December 31, 2000 and through June 30, 2001. Effective July 1, 2001, the rate was increased to 7.82% of gross receipts. The Registrant paid to such affiliates approximately $324,000 and $282,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $335,000 and $205,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $135,000 for the year ended December 31, 2001. No such fees were incurred during the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. The Partnership owed the affiliates of the Managing General Partner approximately $1,935,000 and $1,660,000 at December 31, 2001 and 2000,
respectively, for reimbursement of accountable administrative expenses. These amounts were included in "Due to affiliates" at December 31, 2001 and 2000.

During the year ended December 31, 2001, the Partnership received an advance from an affiliate of the Managing General Partner in the amount of approximately $150,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $5,000 for the year ended December 31, 2001. These amounts are included in "Due to affiliates" at December 31, 2001. There were no loans from the Managing General Partner or associated interest during the year ended December 31, 2000.

Angeles Mortgage Investment Trust ("AMIT") provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,170,000 at December 31, 2001, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the three notes was paid in full during the year ended December 31, 2001. One of the two remaining notes in the amount of $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,511,000 and $1,467,000 for the years ended December 31, 2001 and 2000, respectively. Total interest paid on the AMIT loans was approximately $978,000 and $169,000 for the years ended December 31, 2001 and 2000, respectively. Accrued interest was approximately $5,354,000 at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,768 limited partnership units in the Partnership representing 24.80% of the outstanding units at December 31, 2001. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            No reports were filed during the quarter ended December 31, 2001.

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


                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date:March 25, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:March 25, 2002
Martha L. Long                and Controller

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

      10.23 Assignment of Permits, Etc. - Building 52 of the Dayton Industrial Complex-between the Partnership, Miller-Valentine Partners and Mid-States Development Company, dated April 8, 1996.

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

          10.28Purchase Agreement - between Angeles Partners XIV and ABMD, LTD., dated July 30, 1996.

          10.29Assignment of Service Agreements - between Angeles Partners XIV to ABMD, LTD.

          10.30Assignment  of Licenses  and Permits - between  Angeles  Partners
               XIV to ABMD, LTD.

          10.31Assignment of  Warranties  and  Guarantees - by Angeles  Partners
               XIV to ABMD, LTD.

          10.32Bill of Sale and  Assignment  - between  Angeles  Partners XIV to
               ABMD, LTD.

          10.33 Limited Warranty Deed - by Angeles Partners XIV to ABMD, LTD.

          10.34Assignment  and  Assumption  of Leases and Subleases - by Angeles
               Partners XIV to ABMD, LTD.

          10.35Mortgage Note between  Washington  Capital  Associates,  Inc. and
               Waterford Square Apartments, a California general partnership, dated October 28, 1996.

          10.36Rider  to  Mortgage  Note  by  Waterford  Square  Apartments,   a
               California general partnership, to the order of Washington Capital Associates, Inc. dated as of October 28, 1996.

          10.37Assignment of  Warranties - Building 41 of the Dayton  Industrial
               Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

          10.38Assignment  of  Permits - Building  41 of the  Dayton  Industrial
               Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

          10.39Purchase  Agreement  -  Building  41  of  the  Dayton  Industrial
               Complex - between the Partnership and Mid-States Development Company, dated June 12, 1998.

          10.40Closing Statement - Building 41 of the Dayton Industrial  Complex
               - between the Partnership and Mid-States Development Company, dated June 12, 1998.

          10.41Journal Entry  Confirming  Sale,  Ordering Deed and  Distributing
               Sale Proceeds - between The Traveler's Insurance Company and the Partnership, dated June 12, 1998.

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