Form 10QSB
period 2002-03-31
ANGELES PARTNERS XIV
filed 2002-05-13
CIK 759859

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $  1,249
   Receivables and deposits                                                      427
   Restricted escrows                                                            184
   Other assets                                                                  289
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,734
                                                                28,977
      Less accumulated depreciation                            (21,599)        7,378
                                                                            $ 9,527

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 64
   Tenant security deposit liabilities                                           129
   Accrued property taxes                                                        395
   Accrued interest (including $4,984 in default)                              9,797
   Due to affiliates (Note C)                                                  2,066
   Other liabilities                                                             269
   Notes payable (including $6,981 in default)                                28,837

Partners' Deficit
   General partners                                            $ (715)
   Limited partners (43,411 units issued and
      outstanding)                                             (31,315)      (32,030)
                                                                            $ 9,527


            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                2002          2001
Revenues:
   Rental income                                               $ 1,278      $ 1,243
   Other income                                                     66           89
      Total revenues                                             1,344        1,332

Expenses:
   Operating                                                       458          447
   General and administrative                                       83           76
   Depreciation                                                    355          348
   Interest                                                        828          883
   Property taxes                                                  104          110
      Total expenses                                             1,828        1,864

Net loss                                                       $ (484)       $ (532)

Net loss allocated to general partners (1%)                     $ (5)         $ (5)

Net loss allocated to limited partners (99%)                      (479)        (527)

                                                               $ (484)       $ (532)

Net loss per limited partnership unit                          $(11.03)     $(12.14)


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390     $ 44,391

Partners' deficit at
   December 31, 2001                   43,411         $ (710)    $(30,836)    $(31,546)

Net loss for the three months
   ended March 31, 2002                    --             (5)        (479)        (484)

Partners' deficit
   at March 31, 2002                   43,411         $ (715)    $(31,315)    $(32,030)


            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002         2001
Cash flows from operating activities:
  Net loss                                                       $ (484)      $ (532)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                    355          348
     Amortization of loan costs                                        6            8
     Change in accounts:
      Receivables and deposits                                      (141)        (115)
      Other assets                                                   (12)          11
      Accounts payable                                                14          (57)
      Tenant security deposit liabilities                             --            7
      Accrued property taxes                                         104          110
      Accrued interest                                               341          514
      Due to affiliates                                              (24)          54
      Other liabilities                                              110           20

        Net cash provided by operating activities                    269          368

Cash flows from investing activities:
  Property improvements and replacements                             (83)         (51)
  Net deposits to restricted escrows                                 (27)         (27)

        Net cash used in investing activities                       (110)         (78)

Cash flows used in financing activities:
  Principal payments on notes payable                                (87)         (81)

Net increase in cash and cash equivalents                             72          209
Cash and cash equivalents at beginning of period                   1,177        1,497
Cash and cash equivalents at end of period                       $ 1,249      $ 1,706

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 465        $ 347

At March 31, 2002 and December 31, 2001, approximately $79,000 of property improvements and replacements were included in Due to affiliates.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              ANGELES PARTNERS XIV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Angeles Partners XIV (the "Partnership" or "Registrant") will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,065,000 that is in default at March 31, 2002 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and Saticoy has a judgment against the Partnership for this debt.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of Angeles Realty Corporation II (the "Managing General Partner"). One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of $2,405,000 plus accrued interest of approximately $919,000 is in default at March 31, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments (see below). If the Partnership is unable to sell Waterford Square Apartments by June 30, 2002, the Managing General Partner will commence negotiations with the current holder to extend this indebtedness. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. Subsequently, the Managing General Partner and Saticoy negotiated an additional extension of the forebearance agreement until July 1, 2002. The extensions have been granted to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain Angeles Mortgage Investment Trust ("AMIT") debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

The Partnership realized a net loss of approximately $484,000 for the three months ended March 31, 2002. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $269,000 during the three months ended March 31, 2002; however, this was primarily the result of accruing interest of approximately $341,000 on its indebtedness.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Managing General Partner of the Partnership is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the three months ended March 31, 2002 and 2001, and 6% of gross receipts from Waterford Square Apartments for the three months ended March 31, 2001, and 7.82% of gross receipts for the three months ended March 31, 2002. The Registrant paid to such affiliates approximately $89,000 and $72,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $53,000 and $54,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses. The Partnership owed the affiliates approximately $1,908,000 and $1,714,000 at March 31, 2002 and 2001, respectively, for reimbursement of accountable administrative expenses. These amounts are included in Due to affiliates at March 31, 2002 and 2001.

In accordance with the Partnership Agreement, the Managing General Partner has made advances to the Partnership. At March 31, 2002, the amount of the outstanding loan and accrued interest was approximately $158,000, and is included in Due to affiliates at March 31, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $3,000 for the three months ended March 31, 2002. There were no loans from the Managing General Partner or associated interest for the three months ended March 31, 2001.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT Loans. The principal balances on the AMIT Loans total approximately $7,170,000 at March 31, 2002, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments upon its sale. If the Partnership is unable to sell Waterford Square Apartments by June 30, 2002, the Managing General Partner will commence negotiations with AIMCO to extend this indebtedness. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $389,000 and $382,000 for the three months ended March 31, 2002 and 2001, respectively. Total interest paid on the AMIT Loans was approximately $125,000 for the three months ended March 31, 2002. No such payments were made during the three months ended March 31, 2001. Accrued interest was approximately $5,618,000 at March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $4,065,000, at March 31, 2002, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. This indebtedness remains in default at March 31, 2002. Total interest expense for this loan was approximately $76,000 and $132,000 for the three months ended March 31, 2002 and 2001, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies, which is an unrelated party.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. Subsequently, the Managing General Partner and Saticoy negotiated an additional extension of the forebearance agreement until July 1, 2002. The extensions have been granted to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Waterford Square Apartments                   97%        95%
        Huntsville, Alabama
      Fox Crest Apartments                          96%        97%
        Waukegan, Illinois

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002 was approximately $484,000, compared to a net loss of approximately $532,000 for the three months ended March 31, 2001. The decrease in net loss is due to a decrease in total expenses, and to a lesser extent, an increase in total revenues. Total expenses decreased primarily due to a decrease in interest expense, which was partially offset by small increases in operating and general and administrative expenses. Interest expense decreased due to scheduled principal payments made on the properties' mortgages, the repayment during the past twelve months of one of the AMIT loans, and payments made on the remaining AMIT loans. Operating expense increased primarily due to increases in utilities, payroll related expenses, and management fees as a result of increased rental income at both of the Partnership's investment properties. The increase in operating expense was partially offset by a decrease in maintenance expense at both properties. Depreciation expense and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in legal expenses related to extending the terms of the various Partnership debt. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased primarily due to an increase in occupancy at Waterford Square Apartments and an increase in the average rental rate at both Fox Crest Apartments and Waterford Square Apartments, partially offset by a decrease in occupancy at Fox Crest Apartments. The decrease in other income is primarily due to a decrease in interest income, as a result of lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $1,249,000 as compared to approximately $1,706,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $72,000 for the three months ended March 31, 2002, from the Registrant's year ended December 31, 2001, is due to approximately $269,000 of cash provided by operating activities, partially offset by approximately $110,000 of cash used in investing activities and approximately $87,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Recourse indebtedness of approximately $4,576,000 plus accrued interest of approximately $4,065,000 is in default at March 31, 2002, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of Angeles Realty Corporation II (the "Managing General Partner"). One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of $2,405,000 plus accrued interest of approximately $919,000 is in default at March 31, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments (see below). If the Partnership is unable to sell Waterford Square Apartments by June 30, 2002, the Managing General Partner will commence negotiations with the current holder to extend this indebtedness. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated an extension of the forebearance agreement until April 1, 2002. Subsequently, the Managing General Partner and Saticoy negotiated an additional extension of the forebearance agreement until July 1, 2002. The extensions have been granted to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

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

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $170,000 of capital improvements at Waterford Square Apartments for 2002 consisting primarily of floor covering and appliance replacements, cabinet upgrades and air conditioning unit replacements. As of March 31, 2002, the property has spent approximately $56,000 on capital improvements consisting primarily of floor covering and appliance replacements. These improvements were funded from operations.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $179,000 of capital improvements at Fox Crest Apartments for 2002 consisting primarily of roof replacement, fencing upgrades, and floor covering replacement. As of March 31, 2002, the property has spent approximately $27,000 on capital improvements consisting primarily of cabinet upgrades and floor covering replacement. These improvements were funded from operations.

The additional capital improvements planned for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT; effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) One AMIT note was paid in full during 2001. One AMIT Note in the aggregate amount of approximately $2,405,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $919,000 matured March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory note. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments upon its sale. If the Partnership is unable to sell Waterford Square Apartments by June 30, 2002, the Managing General Partner will commence negotiations with AIMCO to extend this indebtedness. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of March 31, 2002 is approximately $4,699,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The
Registrant is current in its payments on both of these mortgages. With respect to Fox Crest Apartments, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no distributions made during either of the three month periods ended March 31, 2002 or 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However, based on the current default under the working capital loans, the current default of one AMIT loan, the pending maturity of the other AMIT loan and the first mortgage loan on Fox Crest Apartments, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,788 limited partnership units in the Partnership representing 24.85% of the outstanding units at March 31, 2002. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002