Form 10QSB
period 2002-06-30
ANGELES PARTNERS XIV
filed 2002-08-14
CIK 759859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              ANGELES PARTNERS XIV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 788
   Receivables and deposits                                                      550
   Restricted escrows                                                            211
   Other assets                                                                  245
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,861
                                                            -   ------
                                                                29,104
      Less accumulated depreciation                            (21,959)        7,145
                                                               -------     --  -----
                                                                            $ 8,939

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 10
   Tenant security deposit liabilities                                           123
   Accrued property taxes                                                        501
   Accrued interest (including $4,468 in default)                              9,582
   Due to affiliates (Note C)                                                  2,400
   Other liabilities                                                             273
   Notes payable (including $6,981 in default)                                28,747

Partners' Deficit
   General partners                                            $ (727)
   Limited partners (43,411 units issued and
      outstanding)                                             (31,970)      (32,697)
                                                               -------       -------
                                                                            $ 8,939
            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)






                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2002        2001        2002        2001
                                           ----        ----        ----        ----
Revenues:
    Rental income                         $ 1,271     $ 1,261     $ 2,549     $ 2,504
    Other income                               66          77         132         166
                                         ----  --    ----  --    ---  ---    ---  ---
      Total revenues                        1,337       1,338       2,681       2,670
                                         -  -----    -  -----    -  -----    -  -----

Expenses:
   Operating                                  435         431         893         878
   General and administrative                  62          80         145         156
   Depreciation                               360         350         715         698
   Interest                                 1,035         851       1,863       1,734
   Property taxes                             106         102         210         212
                                         ---  ---    ---  ---    ---  ---    ---  ---
      Total expenses                        1,998       1,814       3,826       3,678
                                         -  -----    -  -----    -  -----    -  -----

Net loss                                  $ (661)     $ (476)     $(1,145)    $(1,008)
                                           =====       =====       ======      ======

Net loss allocated to general
   partners (1%)                           $ (7)       $ (5)       $ (11)      $ (10)
Net loss allocated to limited
   partners (99%)                            (654)       (471)     (1,134)       (998)
                                          -- ----     -- ----      ------     -- ----

                                          $ (661)     $ (476)     $(1,145)    $(1,008)
                                           =====       =====       ======      ======

Net loss per limited partnership unit     $(15.07)    $(10.85)    $(26.12)    $(22.98)
                                           ======      ======      ======      ======
            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390    $ 44,391
                                       ======           ==        =======     =======

Partners' deficit at
   December 31, 2001                   43,411         $ (710)    $(30,836)   $(31,546)

Distribution to partners                   --             (6)          --          (6)

Net loss for the six months
   ended June 30, 2002                     --            (11)      (1,134)     (1,145)
                                   ----    --        --- ---      -------     -------

Partners' deficit at
   June 30, 2002                       43,411         $ (727)    $(31,970)   $(32,697)
                                       ======          =====      =======     =======
            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net loss                                                        $(1,145)     $(1,008)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                     715          698
     Amortization of loan costs                                        11           15
     Change in accounts:
      Receivables and deposits                                       (264)         (83)
      Other assets                                                     27            9
      Accounts payable                                                (40)         (77)
      Tenant security deposit liabilities                              (6)           5
      Accrued property taxes                                          210          107
      Accrued interest                                                126           20
      Due to affiliates                                               310          103
      Other liabilities                                               114           48
                                                                 ---  ---     ----  --

         Net cash provided by (used in) operating activities           58         (163)
                                                                 ----  --      -- ----

Cash flows from investing activities:
  Property improvements and replacements                             (210)        (101)
  Net deposits to restricted escrows                                  (54)         (55)
                                                                  --- ---      --- ---

         Net cash used in investing activities                       (264)        (156)
                                                                  -- ----      -- ----

Cash flows from financing activities:
  Principal payments on notes payable                                (177)        (285)
  Distribution to partners                                             (6)          (7)
                                                                  ---- --      ---- --

         Net cash used in financing activities                       (183)        (292)
                                                                  -- ----      -- ----

Net decrease in cash and cash equivalents                            (389)        (611)
Cash and cash equivalents at beginning of period                    1,177        1,497
                                                                 -  -----     -  -----

Cash and cash equivalents at end of period                         $ 788        $ 886
                                                                    ====         ====

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,488      $ 1,671
                                                                   ======       ======

At June 30, 2002 and December 31, 2001, approximately $79,000 of property improvements and replacements were included in Due to affiliates.

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

In addition to mortgage loans encumbering the Partnership's properties, the Partnership is obligated under unsecured working capital loans and two recourse notes payable to an affiliate of Angeles Realty Corporation II, the managing general partner of the Partnership (the "Managing General Partner").

The unsecured working capital loans are in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,143,000 and are in default at June 30, 2002 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership. The Partnership does not have the means with which to satisfy this obligation, and Saticoy has a judgment against the Partnership for this debt.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of the Managing General Partner. One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of $2,405,000 plus accrued interest of approximately $325,000 is in default at June 30, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments (see below). The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Accrued interest on this note is approximately $5,000,000 at June 30, 2002.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy have negotiated extensions of the forebearance agreement until July 1, 2002. The Managing General Partner is currently negotiating an additional extension with Saticoy to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain Angeles Mortgage Investment Trust ("AMIT") debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

The Partnership realized a net loss of approximately $1,145,000 for the six months ended June 30, 2002. The Managing General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $58,000 during the six months ended June 30, 2002; however, this was primarily the result of accruing interest of approximately $126,000 on its indebtedness.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2002 to meet all property operating expenses, property debt service requirements on the first mortgage loans and to fund capital expenditures. However, these cash flows will be insufficient to service the Partnership indebtedness.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Managing General Partner of the Partnership is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the six months ended June 30, 2002 and 2001, and 6% of gross receipts from Waterford Square Apartments for the six months ended June 30, 2001, and 7.82% of gross receipts for the six months ended June 30, 2002. The Registrant paid to such affiliates approximately $177,000 and $146,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $101,000 and $103,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses. The Partnership owed the affiliates approximately $2,036,000 and $1,763,000 at June 30, 2002 and 2001, respectively, for reimbursement of accountable administrative expenses. In addition, during 2002 affiliates of the Managing General Partner decided to charge interest at prime plus 2% on unpaid reimbursements of accountable administrative expenses as allowed under the Partnership Agreement. Approximately $204,000 was charged during the six months ended June 30, 2002, of which approximately $140,000 related to 2001. There was no associated interest accrued at June 30, 2001. These amounts are included in Due to affiliates at June 30, 2002 and 2001.

In accordance with the Partnership Agreement, the Managing General Partner has made advances to the Partnership. At June 30, 2002, the amount of the outstanding loan and accrued interest was approximately $160,000, and is included in Due to affiliates at June 30, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $5,000 for the six months ended June 30, 2002. There were no loans from the Managing General Partner or associated interest for the six months ended June 30, 2001.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT Loans. The principal balances on the AMIT Loans total approximately $7,170,000 at June 30, 2002, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $781,000 and $754,000 for the six months ended June 30, 2002 and 2001, respectively. Total interest paid on the AMIT Loans was approximately $810,000 and $978,000 for the six months ended June 30, 2002 and 2001, respectively. Accrued interest was approximately $5,325,000 at June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $4,143,000, at June 30, 2002, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. This indebtedness remains in default at June 30, 2002. Total interest expense for this loan was approximately $154,000 and $246,000 for the six months ended June 30, 2002 and 2001, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of the PNL Companies, which is an unrelated party.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy have negotiated extensions of the forebearance agreement until July 1, 2002. The Managing General Partner is currently negotiating an additional extension with Saticoy to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001
      --------                                      ----       ----

      Waterford Square Apartments                   97%        95%
        Huntsville, Alabama
      Fox Crest Apartments                          96%        98%
        Waukegan, Illinois

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2002 was approximately $661,000 and $1,145,000, respectively, as compared to net losses of approximately $476,000 and $1,008,000, respectively, for the three and six months ended June 30, 2001. The increase in net loss for both the three and six months ended June 30, 2002 is due to an increase in total expenses. The increase in total expenses for both the three and six months ended June 30, 2002 is primarily due to an increase in interest expense and, to a lesser extent, an increase in depreciation expense. The increase in total expenses for the six months ended June 20, 2002 is also due to a slight increase in operating expense. The increase in total expenses for both the three and six months ended June 30, 2002 was partially offset by a decrease in general and administrative expenses.

The increase in interest expense is primarily a result of the accrual of interest on unpaid reimbursements of accountable administrative expenses to affiliates of the Managing General Partner, partially offset by scheduled principal payments made on the properties' mortgages, the repayment during 2001 of one of the AMIT loans, and payments made on the remaining AMIT loans. The increase in depreciation expense is due to property improvements and replacements being placed into service during the past twelve months at both of the Partnership's investment properties. Operating expense increased for the six months ended June 30, 2002 primarily due to an increase in management fees at Waterford Square Apartments, partially offset by a decrease in maintenance expense at both properties. Operating expense remained relatively constant for the three months ended June 30, 2002. Property tax expense remained relatively constant for both the three and six months ended June 30, 2002.

General and administrative expenses decreased primarily due to a decrease in professional fees associated with the management of the Partnership. Included in general and administrative expenses at both June 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for both the three and six months ended June 30, 2002 as an increase in rental income was offset by a decrease in other income. The increase in rental income is primarily due to the increase in occupancy at Waterford Square Apartments and an increase in the average rental rate at Fox Crest Apartments, partially offset by the decrease in occupancy at Fox Crest Apartments. The decrease in other income is primarily due to a decrease in interest income.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $788,000 as compared to approximately $886,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $389,000 for the six months ended June 30, 2002, from the Registrant's year ended December 31, 2001, is due to approximately $264,000 of cash used in investing activities and approximately $183,000 of cash used in financing activities, partially offset by approximately $58,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and, to a lesser extent, a distribution to the general partner of Waterford Square Apartments, Ltd. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Indebtedness of approximately $4,576,000 plus accrued interest of approximately $4,143,000 is in default at June 30, 2002, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. This indebtedness is recourse to the Partnership.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of the Managing General Partner. One of the two notes totaling $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of $2,405,000 plus accrued interest of approximately $325,000 is in default at June 30, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments (see below). The remaining note with a principal balance of approximately $4,765,000 matures in March 2003.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy have negotiated extensions of the forebearance agreement until July 1, 2002. The Managing General Partner is currently negotiating an additional extension with Saticoy to allow the Partnership time to finalize a contract for the sale of Waterford
Square Apartments. Upon the sale of Waterford Square Apartments, the distributable sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Saticoy has agreed to accept 68.75% of the remaining proceeds in full satisfaction of its notes.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2002 to meet all property operating expenses, property debt service requirements on the first mortgage loans and to fund capital expenditures. However, these cash flows will be insufficient to provide debt service for the unsecured Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructure these loans, then it may be forced to liquidate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

With respect to the Partnership's two apartment complexes, at present the properties generate sufficient revenue to meet property operating expenses. However, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $179,000 of capital improvements at Waterford Square Apartments for 2002 consisting primarily of floor covering and appliance replacements, cabinet upgrades and air conditioning unit replacements. As of June 30, 2002, the property has spent approximately $103,000 on capital improvements consisting primarily of cabinet upgrades, office computers and floor covering replacement. These improvements were funded from operations. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $175,000 of capital improvements at Fox Crest Apartments for 2002 consisting primarily of roof replacement, fencing upgrades, and floor covering replacement. As of June 30, 2002, the property has spent approximately $107,000 on capital improvements consisting primarily of roof replacement, parking area upgrades, and floor covering replacement. These improvements were funded from operations. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital improvements planned for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT; effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) One AMIT note was paid in full during 2001. One AMIT Note in the aggregate amount of approximately $2,405,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $325,000 matured March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory note. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments upon its sale. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of June 30, 2002 is approximately $5,000,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. With respect to Fox Crest Apartments, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

For the six months ended June 30, 2002, Waterford Square Apartments, LTD (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $606,000 of which approximately $6,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the six months ended June 30, 2001, a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However, based on the current default under the working capital loans, the current default of one AMIT loan, the pending maturity of the other AMIT loan and the first mortgage loan on Fox Crest Apartments, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,818 limited partnership units in the Partnership representing 24.92% of the outstanding units at June 30, 2002. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:


            3.1 Amended Certificate and Agreement of Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

            99 Certification of Chief Executive Officer and Chief Financial Officer

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2002.

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



                                    ANGELES PARTNERS XIV


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XIV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.