Form 10QSB
period 2002-09-30
ANGELES PARTNERS XIV
filed 2002-11-14
CIK 759859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $   910
   Receivables and deposits                                                      443
   Restricted escrows                                                            193
   Other assets                                                                  195
   Investment properties:
      Land                                                    $ 2,243
      Buildings and related personal property                   26,952
                                                                29,195
      Less accumulated depreciation                            (22,301)        6,894
                                                                            $ 8,635

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 45
   Tenant security deposit liabilities                                           120
   Accrued property taxes                                                        372
   Accrued interest (including $4,633 in default)                              9,906
   Due to affiliates (Note C)                                                  2,486
   Other liabilities                                                             281
   Notes payable (including $6,981 in default)                                28,656

Partners' Deficit
   General partners                                            $ (734)
   Limited partners (43,401 units issued and
      outstanding)                                             (32,497)      (33,231)
                                                                            $ 8,635


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)






                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                           2002        2001        2002        2001
Revenues:
    Rental income                         $ 1,242     $ 1,287     $ 3,791     $ 3,791
    Other income                               74          73         206         239
      Total revenues                        1,316       1,360       3,997       4,030

Expenses:
   Operating                                  427         471       1,320       1,349
   General and administrative                  66          71         211         227
   Depreciation                               342         348       1,057       1,046
   Interest                                   870         843       2,733       2,577
   Property taxes                             144          90         354         302
      Total expenses                        1,849       1,823       5,675       5,501

Net loss                                  $ (533)     $ (463)     $(1,678)    $(1,471)

Net loss allocated to general
   partners (1%)                           $ (5)       $ (5)       $ (17)      $ (15)
Net loss allocated to limited
   partners (99%)                            (528)       (458)     (1,661)     (1,456)

                                          $ (533)     $ (463)     $(1,678)    $(1,471)

Net loss per limited partnership unit     $(12.16)    $(10.55)    $(38.26)    $(33.53)


            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XIV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         44,390          $ 1       $ 44,390    $ 44,391

Partners' deficit at
   December 31, 2001                   43,411         $ (710)    $(30,836)   $(31,546)

Distribution to partners                   --             (7)          --          (7)

Net loss for the nine months
   ended September 30, 2002                --            (17)      (1,661)     (1,678)

Abandonment of Limited
   Partnership Units (Note E)             (10)            --           --          --

Partners' deficit at
   September 30, 2002                  43,401         $ (734)    $(32,497)   $(33,231)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2002       2001
Cash flows from operating activities:
  Net loss                                                        $(1,678)     $(1,471)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,057        1,046
     Amortization of loan costs                                        18           23
     Change in accounts:
      Receivables and deposits                                       (157)        (224)
      Other assets                                                     70           43
      Accounts payable                                                 (5)         (58)
      Tenant security deposit liabilities                              (9)           3
      Accrued property taxes                                           81          197
      Accrued interest                                                450          344
      Due to affiliates                                               396          229
      Other liabilities                                               122           47

         Net cash provided by operating activities                    345          179

Cash flows from investing activities:
  Property improvements and replacements                             (301)        (354)
  Net deposits to restricted escrows                                  (36)         (35)

         Net cash used in investing activities                       (337)        (389)

Cash flows from financing activities:
  Principal payments on notes payable                                (268)        (369)
  Advance from affiliate                                               --          150
  Distribution to partners                                             (7)          (7)

         Net cash used in financing activities                       (275)        (226)

Net decrease in cash and cash equivalents                            (267)        (436)
Cash and cash equivalents at beginning of period                    1,177        1,497

Cash and cash equivalents at end of period                         $ 910       $ 1,061

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,975      $ 2,164

At September 30, 2002 and December 31, 2001, approximately $79,000 of property improvements and replacements were included in Due to affiliates.

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

The unsecured working capital loans are in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,221,000 and are in default at September 30, 2002 as a result of non-payment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the nine months ended September 30, 2002, Saticoy transferred ownership (see "Note D") of the loans to AIMCO Properties, L.P., an affiliate of the Managing General Partner. This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership continues to market Waterford Square Apartments for sale and upon the sale, the sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain Angeles Mortgage Investment Trust ("AMIT") debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of the Managing General Partner. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of approximately $2,405,000 plus accrued interest of approximately $412,000 is in default at September 30, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Accrued interest on this note is approximately $5,161,000 at September 30, 2002.

The Partnership realized a net loss of approximately $1,678,000 for the nine months ended September 30, 2002. The Managing General Partner expects the
Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $345,000 during the nine months ended September 30, 2002; however, this was primarily the result of accruing interest of approximately $450,000 on its indebtedness.

No other sources of additional financing have been identified by the Partnership, nor does the Managing General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Managing General Partner anticipates that Fox Crest Apartments and Waterford Square Apartments will generate sufficient cash flows during 2002 to meet all property operating expenses, property debt service requirements on the first mortgage loans and to fund capital expenditures. However, these cash flows will be insufficient to service the Partnership indebtedness. If the Managing General Partner is unsuccessful in its efforts to restructuring these loans, then it may be forced to liquidate the Partnership.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Managing General Partner of the Partnership is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the nine months ended September 30, 2002 and 2001, and 6% of gross receipts from Waterford Square Apartments for the six months ended June 30, 2001. Effective July 1, 2001, the rate was increased to 7.82% of gross receipts. The Partnership paid to such affiliates approximately $266,000 and $234,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $153,000 and $281,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $126,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The Partnership owed the affiliates approximately $2,085,000 and $1,887,000 at September 30, 2002 and 2001, respectively, for reimbursement of accountable administrative expenses. In addition, during 2002 affiliates of the Managing General Partner decided to charge interest at prime plus 2% on unpaid reimbursements of accountable administrative expenses as allowed under the Partnership Agreement. Approximately $238,000 was charged to interest expense during the nine months ended September 30, 2002, of which approximately $140,000 related to 2001. There was no associated interest accrued at September 30, 2001. These amounts are included in Due to affiliates at September 30, 2002 and 2001.

In accordance with the Partnership Agreement, the Managing General Partner has made advances to the Partnership. At September 30, 2002, the amount of the outstanding loan and accrued interest was approximately $163,000, and is included in Due to affiliates at September 30, 2002. At September 30, 2001, the amount of the outstanding loan and accrued interest was approximately $152,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $8,000 for the nine months ended September 30, 2002 and 2001, respectively.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT Loans. The principal balances on the AMIT Loans total approximately $7,170,000 at September 30, 2002, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Total interest expense on the AMIT Loans was approximately $1,179,000 and $1,129,000 for the nine months ended September 30, 2002 and 2001, respectively. Total interest paid on the AMIT Loans was approximately $960,000 and $978,000 for the nine months ended September 30, 2002 and 2001, respectively. Accrued interest was approximately $5,573,000 at September 30, 2002.

As discussed in Note D below, an affiliate of the Managing General Partner purchased the unsecured working capital loans effective July 1, 2002. Both of the loans are in default at September 30, 2002. The total amount due under this obligation was approximately $4,576,000 plus accrued interest of approximately $4,221,000 at September 30, 2002. Total interest expense on these loans was approximately $78,000 for the three months ended September 30, 2002. There were no payments of interest during the three months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $4,221,000, at September 30, 2002, with monthly interest accruing at the prime rate plus two percent. Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy.

During the three and nine months ended September 30, 2002, AIMCO Properties, L.P., an affiliate of the Managing General Partner executed an assignment agreement with Saticoy related to this debt. An affiliate of the Managing General Partner purchased the rights, title and interest in the unsecured working capital loans, including the judgment against the Partnership for this debt, collectively referred to as "the Assigned Rights", from Saticoy. The Partnership does not have the means with which to satisfy this obligation and an affiliate of the Managing General Partner has a judgment against the Partnership for this debt. This indebtedness remains in default at September 30, 2002.

Total interest expense for these loans was approximately $232,000 and $346,000 for the nine months ended September 30, 2002 and 2001, respectively.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership continues to market Waterford Square Apartments for sale and upon the sale, the sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

Note E - Abandonment of Limited Partnership Units

During the nine months ended September 30, 2002, the number of Limited Partnership Units decreased by 10 units, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                 Average Occupancy
      Property                                   2002       2001

      Waterford Square Apartments                96%        96%
        Huntsville, Alabama
      Fox Crest Apartments                       96%        98%
        Waukegan, Illinois

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2002 was approximately $533,000 and $1,678,000, respectively, as compared to net losses of approximately $463,000 and $1,471,000, respectively, for the three and nine months ended September 30, 2001. The increase in net loss for both the three and nine months ended September 30, 2002 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses for both the three and nine months ended September 30, 2002 is due to increases in both interest and property tax expense, partially offset by decreases in both operating and general and administrative expense. Depreciation expense remained relatively constant for the comparable periods.

The increase in interest expense is primarily the result of the accrual of interest on unpaid reimbursements of accountable administrative expenses to affiliates of the Managing General Partner, partially offset by a decrease in interest expense due to lower outstanding principal balances as a result of scheduled payments made on the properties' mortgages, the repayment during 2001 of one of the AMIT loans, and payments made on the remaining AMIT loans. Property tax expense increased primarily due to the timing of tax bills, which affected the tax accruals at both of the Partnership's investment properties. Operating expenses decreased primarily due to a decrease in maintenance expense at both properties. The decrease in operating expenses for the nine months ended September 30, 2001 was partially offset by an increase in management fees at Waterford Square Apartments.

General and administrative expenses decreased primarily due to a decrease in professional fees associated with the management of the Partnership. Included in general and administrative expenses at both September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2002 is due to a decrease in rental income, which remained constant for the nine months ended September 30, 2002. The decrease in total revenues for the nine months ended September 30, 2002 is due to a decrease in other income, which remained constant for the three months ended September 30, 2002. The decrease in rental income for the three months ended September 30, 2002 is primarily due to a decrease in occupancy at both properties and a decrease in the average rental rate at Waterford Square Apartments, partially offset by an increase in the average rental rate at Fox Crest Apartments. The decrease in other income for the nine months ended September 30, 2002 is primarily due to a decrease in interest income resulting from lower average balances in interest bearing accounts.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $910,000 as compared to approximately $1,061,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $267,000 for the nine months ended September 30, 2002, from the Registrant's year ended December 31, 2001, is due to approximately $337,000 of cash used in investing activities and approximately $275,000 of cash used in financing activities, partially offset by approximately $345,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and, to a lesser extent, a distribution to the general partner of Waterford Square Apartments, Ltd. The Registrant invests its working capital reserves in interest bearing accounts.

The accompanying unaudited consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to incur recurring operating losses and suffers from inadequate liquidity. Unsecured working capital loans of approximately $4,576,000 plus accrued interest of approximately $4,221,000 are in default at September 30, 2002, as a result of nonpayment of interest and principal upon its maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy. During the nine months ended September 30, 2002, Saticoy transferred ownership (see "Note D") of the loans to an affiliate of the Managing General Partner. This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy have negotiated extensions of the forebearance agreement until July 1, 2002 at which time it expired. The Partnership continues to market Waterford Square Apartments for sale and upon the sale, the sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to an affiliate of the Managing General Partner. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of approximately $2,405,000 plus accrued interest of approximately $412,000 is in default at September 30, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matures in March 2003. Accrued interest on this note is approximately $5,161,000 at September 30, 2002.

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

With respect to the Partnership's two apartment complexes, at present the properties generate sufficient revenue to meet property operating expenses. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Waterford Square Apartments

The Partnership has budgeted, but is not limited to, approximately $195,000 of capital improvements at Waterford Square Apartments for 2002 consisting primarily of floor covering and appliance replacements, cabinet upgrades and air conditioning unit replacements. As of September 30, 2002, the property has spent approximately $160,000 on capital improvements consisting primarily of cabinet upgrades, air conditioning unit replacements, and floor covering replacement. These improvements were funded from operations and replacement reserves.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and the availability of replacement reserves.

Fox Crest Apartments

The Partnership has budgeted, but is not limited to, approximately $191,000 of capital improvements at Fox Crest Apartments for 2002 consisting primarily of roof replacement, fencing upgrades, parking area upgrades, and floor covering replacement. As of September 30, 2002, the property has spent approximately $141,000 on capital improvements consisting primarily of roof replacement, parking area upgrades, and floor covering replacement. These improvements were funded from operations and replacement reserves. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital improvements planned for 2002 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. (Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT as follows: On September 17, 1998, AMIT was merged with and into IPT; effective February 26, 1999, IPT was merged into AIMCO. Accordingly, AIMCO is the current holder of the AMIT loans.) One AMIT note was paid in full during 2001. One AMIT Note in the aggregate amount of approximately $2,405,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $412,000 matured March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory note. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, is due March 2003 and does not require any payments until maturity. Accrued interest on this note as of September 30, 2002 is approximately $5,161,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages. With respect to Fox Crest Apartments, the Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

For the nine months ended September 30, 2002, Waterford Square Apartments, LTD (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $686,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the nine months ended September 30, 2001, a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However, based on the current default under the working capital loans, the current default of one AMIT loan, the pending maturity of the other AMIT loan and the first mortgage loan on Fox Crest Apartments, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units in the Partnership representing 24.94% of the outstanding units at September 30, 2002. These units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:


            3.1 Amended Certificate and Agreement of Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

            99 Certification of Chief Executive Officer and Chief Financial Officer

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2002.

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



                                    ANGELES PARTNERS XIV


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/ Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XIV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    -----------------------
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XIV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    -----------------------
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XIV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.