Form 10KSB
period 2002-12-31
ANGELES PARTNERS XIV
filed 2003-03-31
CIK 759859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $5,314,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Angeles Partners XIV (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984, as amended (the "Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation, and was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1998, and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd., which is also a wholly-owned subsidiary of AIMCO effective December 1, 2001. ARC II and ARCII/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

At December 31, 2002, the Partnership adopted the liquidation basis of accounting, due to the imminent loss of its remaining investment properties. The Partnership was in default with respect to two unsecured working capital loans and related accrued interest due to nonpayment of principal and interest upon their maturity in November 1997. In addition, the Partnership was in default with respect to one note with recourse to the Partnership at December 31, 2002 and had no means to meet the obligation date of March 1, 2003 on the other recourse note. The holder of these notes obtained a judgment against the Partnership in December 2002. The Partnership has an executed contract to sell Waterford Square Apartments, with closing expected by April 30, 2003. The estimated proceeds are not sufficient to satisfy the Partnership's indebtedness. The holder of the Notes has initiated foreclosure proceedings against the remaining investment property and subsequent to December 31, 2002, the judgment against the Partnership became final, and AIMCO owns all beneficial interest in Fox Crest Apartments (see "Item 6. Liquidity and Capital Resources").

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

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


                          Gross
                        Carrying     Accumulated      Depreciable            Federal
Property                  Value    Depreciation (1)      Life      Method   Tax Basis
                               (in thousands)
Waterford Square
  Apartments             $17,654         $ --          3-30 yrs      (2)     $ 4,273

Fox Crest Apartments      15,000            --         3-30 yrs      (2)       2,594
                         $32,654         $ --                                $ 6,867

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.
(2)   Straight line and accelerated

See "Note B - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                               Principal                                      Principal
                              Balance At                                       Balance
                             December 31,   Interest    Period    Maturity      Due At
         Property                2002         Rate    Amortized   Date (6)   Maturity (6)
                            (in thousands)                                  (in thousands)
Waterford Square
  Apartments
  1st mortgage                  $11,295       7.90%     31 yrs    11/2027        $ --
Fox Crest Apartments
  1st mortgage                    5,522       8.00%     30 yrs    05/2003        5,445
Angeles Partners XIV
  Working capital
  loan, in default(3)             1,281        (1)       (1)      11/1997        1,281
  Working capital
  loan, in default(3)             3,295        (1)       (1)      11/1997        3,295
Note payable, in default
  (2) ("Glenwood")                2,405      12.50%      (4)      03/2002        2,405
Note payable (2)
  ("Foxcrest")                    4,765      12.50%      (5)      03/2003        4,765
Total                           $28,563                                        $17,191

(1) Interest accrues at prime plus 2% (6.25% at December 31, 2002); payments are made based on excess cash flow as defined.

(2) Payable to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner.

(3) These loans were payable to Saticoy Investments Company, LLC, ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of the Managing General Partner.

(4)   Payment from excess cash flow only, as defined, due semi-annually.

(5) This loan matured on March 1, 2003 and the Partnership is currently in default as a result of non-payment at maturity.

(6) See "Note D - Notes Payable" of the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:

                                       Average Annual            Average Annual
                                        Rental Rates                Occupancy
                                   (per unit)
 Property                           2002          2001         2002        2001

 Waterford Square Apartments       $6,455        $6,488         96%         96%
 Fox Crest Apartments               8,936         8,714         96%         97%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                    2002             2002
                                   Billing           Rate
                               (in thousands)

Waterford Square Apartments         $ 179            5.80%
Fox Crest Apartments                  273            8.91%

Capital Improvements

Waterford Square Apartments

The Partnership completed approximately $197,000 in capital expenditures at Waterford Square Apartments for the year ended December 31, 2002, consisting primarily of cabinet upgrades, air conditioning unit replacements and floor covering and appliance replacements. These improvements were funded from operations and replacement reserves.

Fox Crest Apartments

The Partnership completed approximately $157,000 in capital expenditures at Fox Crest Apartments for the year ended December 31, 2002, consisting primarily of roof replacement, parking area upgrades, and floor covering replacement. These improvements were funded from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Registrant did not vote on any matter during the quarter ended December 31, 2002.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 44,390 limited partnership units aggregating $44,390,000. The Partnership currently has 3,284 holders of record owning an aggregate of 43,401 Units. An affiliate of the Managing General Partner owned 10,825 units or 24.94% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In each of the years ended December 31, 2002 and 2001, the number of Limited Partnership Units decreased by 10 units, due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

For the year ended December 31, 2002, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $686,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the year ended December 31, 2001, Waterford Square Apartments, Ltd. made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However, based on the current default under the working capital loans, the current default of one AMIT loan, the pending maturity of the other AMIT loan and the first mortgage loan on Fox Crest Apartments, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units in the Partnership representing 24.94% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

At December 31, 2002, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its two remaining investment properties. The Partnership is also in default on two unsecured working capital loans and related accrued interest, and in a default position with respect to one note with recourse to the Partnership and also has lack of liquidity to meet the recourse note that matured on March 1, 2003. See discussion in "Item 6. Liquidity and Capital Resources".

Prior to adopting the liquidation basis of accounting, the Partnership's net loss for the year ended December 31, 2002 was approximately $2,163,000 compared to a net loss of approximately $1,916,000 for the year ended December 31, 2001. The increase in net loss for the year ended December 31, 2002 is due to an increase in total expenses and a decrease in total revenues. The increase in total expenses is due to increases in both interest and property tax expense, partially offset by decreases in both operating and general and administrative expenses. Depreciation expense remained relatively constant for the comparable periods.

The increase in interest expense is primarily the result of the accrual of interest on unpaid reimbursements of accountable administrative expenses to affiliates of the Managing General Partner, partially offset by a decrease in interest expense due to lower outstanding principal balances as a result of scheduled payments made on the properties' mortgages, the repayment during 2001 of one of the AMIT loans, and payments made on the remaining AMIT loans. Property tax expense increased primarily due to an increase in the assessed value and tax rate at Fox Crest Apartments.

Operating expenses decreased primarily due to a decrease in maintenance expense at both properties, partially offset by an increase in management fees at Waterford Square Apartments and an increase in insurance expense as a result of a higher hazard insurance premium at Waterford Square Apartments. The decrease in maintenance expense is due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see "Item 7. Financial Statements, Note B - Organization and Summary of Significant Accounting Policies"). General and administrative expenses decreased primarily due to a decrease in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income resulting from lower average cash balances held in interest bearing accounts. Rental income remained relatively constant for the comparable periods, as an increase in the average rental rate at Fox Crest Apartments was offset by the decrease in occupancy at Fox Crest Apartments and a decrease in the average rental rate at Waterford Square Apartments.

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

Liquidity and Capital Resources

The Partnership expects to liquidate during 2003 due to the imminent loss of its two remaining investment properties (see "Item 7. Financial Statements - Note A"). The unsecured working capital loans matured in November 1997, one note with recourse to the Partnership matured in March 1998, with an extension through March 2002, and one note with recourse to the Partnership matured on March 1, 2003. The proceeds expected to be generated from the sale of one investment property will not be sufficient to meet the Partnership's obligations. In addition, there are no other capital sources available to the Partnership.

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $1,070,000 as compared to approximately $1,177,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $107,000 is due to approximately $403,000 of cash used in investing activities and approximately $368,000 of cash used in financing activities, partially offset by approximately $664,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties and, to a lesser extent, a distribution to the general partner of Waterford Square Apartments, Ltd. The Registrant invests its working capital reserves in interest bearing accounts.

Unsecured working capital loans of approximately $4,576,000, plus accrued interest of approximately $4,295,000 are in default at December 31, 2002, as a result of nonpayment of interest and principal upon their maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002 Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of the Managing General Partner for consideration of approximately $1,692,000. This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002 at which time it expired. The Partnership continues to market Waterford Square Apartments for sale and upon the sale, the sale proceeds after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

In addition, the Partnership has two notes which are recourse to the Partnership and are owned by an affiliate of the Managing General Partner. One of the two notes originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan in the amount of approximately $2,405,000 plus accrued interest of approximately $501,000 is in default at December 31, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matured March 1, 2003, and is currently in default due to non-payment. Accrued interest on this note is approximately $5,473,000 at December 31, 2002.

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

The existing first mortgage indebtedness, working capital loans and amounts due to AMIT are thought to be in excess of the value of the properties. One AMIT note was paid in full during the year ended December 31, 2001. One AMIT Note in the aggregate amount of approximately $2,405,000 plus related accrued interest at 12.5% per annum compounded monthly of approximately $501,000 matured March 2002; this note is recourse to the Partnership only. This loan requires monthly payments of excess cash flow, as defined in the terms of the promissory note. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The Partnership's other remaining note to AMIT for approximately $4,765,000, plus accrued interest at 12.5% per annum compounded monthly, matured on March 1, 2003 and is currently in default. Accrued interest on this note as of December 31, 2002 is approximately $5,473,000. The first mortgage loan encumbering Waterford Square Apartments, which is guaranteed by HUD, is scheduled to mature November 2027. The first mortgage loan encumbering Fox Crest Apartments is scheduled to mature in May 2003, at which time a balloon payment of $5,445,000 is due. The Registrant is current in its payments on both of these mortgages.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership and estimated operations of the properties. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the consolidated financial statements.

Included in the statement of net liabilities in liquidation as of December 31, 2002 is approximately $321,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2003.

At December 31, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $25,534,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:



                                                                  Decrease in
                                                                Net Liabilities
                                                                 (in thousands)
 Adjustment from book value of property and
   improvements to estimated net realizable value                   $26,053
 Adjustment of other assets and liabilities, net                       (519)
 Net decrease in net liabilities                                    $25,534

For the year ended December 31, 2002, Waterford Square Apartments, Ltd. (a limited partnership in which the Registrant owns a 99% interest) made a surplus cash distribution of approximately $686,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. For the year ended December 31, 2001, Waterford Square Apartments, Ltd. made a surplus cash distribution of approximately $701,000 of which approximately $7,000 was paid to the Managing General Partner which is the general partner of Waterford Square Apartments, Ltd. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. However based on the current default under the working capital loans, and the AMIT loans, and the pending maturity of the first mortgage loan on Fox Crest Apartments, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units in the Partnership representing 24.94% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following involve a higher degree of judgment and complexity.




Estimated Net Realizable Value of Long-Lived Assets

As a result of adopting the liquidation basis of accounting, the Partnership adjusted its investment properties to their estimated net realizable value. Waterford Square's value was based on its estimated sales price, less closing costs. Fox Crest's value was based on management's estimate using its net operating income less revenues for capital expenditures, capped at 8%. Management believes this rate is appropriate based on the location of the property, current market conditions in this geographic area, and the overall condition and operations of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

ANGELES PARTNERS XIV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Statement of Net Liabilities in Liquidation - December 31,
         2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XIV


We have audited the accompanying consolidated statement of net liabilities in liquidation of Angeles Partners XIV as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit/net liabilities in liquidation, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, effective December 31, 2002, the Managing General Partner decided to liquidate the Partnership due to the imminent loss of its remaining investment properties. As a result, the Partnership changed its basis of accounting as of December 31, 2002 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Angeles Partners XIV at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 28, 2003

                              ANGELES PARTNERS XIV

                  CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2002



Assets
  Cash and cash equivalents                                      $ 1,070
  Receivables and deposits                                            261
  Restricted escrows                                                  206
  Other assets                                                         77
  Investment properties                                            32,654
                                                                   34,268
Liabilities
  Accounts payable                                                     36
  Tenant security deposit liabilities                                 123
  Accrued property taxes                                              327
  Accrued interest, including $4,796 in default                    10,344
  Due to affiliates (Note F)                                        2,538
  Other liabilities                                                   198
  Notes payable, including $6,981 in default
   (Notes D, F and G)                                              28,563
  Estimated costs during the period of liquidation                    321
                                                                   42,450

Net liabilities in liquidation                                   $ (8,182)

               See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $ 5,048      $ 5,058
   Other income                                                  266          316
      Total revenues                                           5,314        5,374

Expenses:
   Operating                                                   1,745        1,763
   General and administrative                                    244          306
   Depreciation                                                1,403        1,399
   Interest                                                    3,597        3,408
   Property taxes                                                488          414
      Total expenses                                           7,477        7,290

Net loss (Note E)                                            $(2,163)     $(1,916)

Net loss allocated to general partners (1%)                   $ (22)       $ (19)

Net loss allocated to limited partners (99%)                  (2,141)      (1,897)

                                                             $(2,163)     $(1,916)

Net loss per limited partnership unit                        $(49.32)     $(43.69)

               See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN
                                   LIQUIDATION
                        (in thousands, except unit data)



                                        Limited
                                      Partnership      General      Limited
                                         Units        Partners     Partners      Total

Original capital contributions          44,390           $ 1       $ 44,390    $ 44,391

Partners' deficit
  at December 31, 2000                  43,421         $ (684)     $(28,939)   $(29,623)

Net loss for the year ended
  December 31, 2001                         --             (19)      (1,897)     (1,916)

Distribution to partners                    --              (7)          --          (7)

Abandonment of Limited
  Partnership Units (Note H)               (10)             --           --          --

Partners' deficit at
  December 31, 2001                     43,411            (710)     (30,836)    (31,546)

Net loss for the year ended
  December 31, 2002                         --             (22)      (2,141)     (2,163)

Distribution to partners                    --              (7)          --          (7)

Abandonment of Limited
  Partnership Units (Note H)               (10)             --           --          --

Partners' deficit at
   December 31, 2002                    43,401         $ (739)     $(32,977)   $(33,716)

Adjustment to liquidation basis
   (Notes A and C)                                                                25,534

Net liabilities in liquidation
   at December 31, 2002                                                        $ (8,182)

               See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                  2002         2001
Cash flows from operating activities:
  Net loss                                                      $(2,163)      $(1,916)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,403         1,399
     Amortization of loan costs                                      24            30
     Change in accounts:
      Receivables and deposits                                       25            (3)
      Other assets                                                  (16)           24
      Accounts payable                                              (14)          (71)
      Tenant security deposit liabilities                            (6)           (5)
      Accrued property taxes                                         36            13
      Accrued interest                                              888           808
      Due to affiliates                                             448           201
      Other liabilities                                              39          (107)

        Net cash provided by operating activities                   664           373

Cash flows from investing activities:
  Property improvements and replacements                           (354)         (318)
  Net deposits to restricted escrow                                 (49)          (63)

        Net cash used in investing activities                      (403)         (381)

Cash flows from financing activities:
  Principal payments on notes payable                              (361)         (455)
  Advance from affiliate                                             --           150
  Distribution to general partner                                    (7)           (7)

        Net cash used in financing activities                      (368)         (312)

Net decrease in cash and cash equivalents                          (107)         (320)

Cash and cash equivalents at beginning of year                    1,177         1,497

Cash and cash equivalents at end of year                        $ 1,070       $ 1,177

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,347       $ 2,507
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in due to
   affiliates                                                     $ 79         $ 79

               See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


Note A - Basis of Presentation

As  of  December  31,  2002,   Angeles   Partners  XIV  (the   "Partnership"  or
"Registrant") adopted the liquidation basis of accounting due to the imminent loss of its two remaining investment properties.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,295,000. These loans are in default at December 31, 2002 as a result of non-payment of interest and principal upon their maturity in November 1997. These loans were payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL
Companies. During the year ended December 31, 2002, Saticoy transferred ownership (see "Note D") of the loans to AIMCO Properties, L.P., an affiliate of the Managing General Partner. This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership has executed a contract to sell Waterford Square Apartments, with closing executed by April 30, 2003. The estimated sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain Angeles Mortgage Investment Trust ("AMIT") debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

In addition the Partnership has two notes which are recourse to the Partnership and are owed to AMIT, an affiliate of the Managing General Partner. One of the two notes in the amount of approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan plus accrued interest of approximately $501,000 is in default at December 31, 2002 as a result of non-payment of interest and principal upon its maturity in March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matured on March 1, 2003 and is currently in default due to non-payment. Accrued interest on this note is approximately $5,473,000 at December 31, 2002. AMIT obtained a judgment against the Partnership in December 2002. AMIT has also initiated foreclosure proceedings against Fox Crest
Apartments, the Partnership's other investment property and subsequent to December 31, 2002, the judgment against the Partnership became final, and AIMCO owns all beneficial interest in Fox Crest Apartments.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the consolidated financial statements.

The Managing General Partner estimates that the liquidation process will be completed by June 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Managing General Partner is an affiliate of Insignia Financial Group, Inc. ("Insignia") and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective October 1, 1998 and February 26, 1999, Insignia and IPT, respectively, were merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership's Non-Managing General Partner is ARCII/AREMCO Partners, Ltd., which is also a wholly-owned subsidiary of AIMCO effective December 1, 2001. ARC II and ARC II/AREMCO Partners, Ltd. are herein collectively referred to as the "General Partners". The Partnership commenced operations on June 29, 1984, and completed its acquisition of apartment and commercial properties on December 20, 1985. As of December 31, 2002 the Partnership continues to operate two apartment properties, one in Illinois and the other in Alabama. The Partnership Agreement provides that the Partnership will terminate on December 31, 2035 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $963,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising Costs: Advertising costs of approximately $43,000 and $47,000 for the years ended December 31, 2002 and 2001, respectively, are charged to expense as they are incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Investment Properties: As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable value at December 31, 2002.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $79,000 in 2002 compared to 2001.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. For additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

As a result of the Partnership adopting the liquidation basis of accounting, the gross carrying value of the properties was adjusted to their net realizable value and will not be depreciated further.

Loan Costs: Loan costs of approximately $356,000 at December 31, 2002, were being amortized using the straight-line method over the lives of the loans. As a result of adopting the liquidation basis of accounting, these assets were adjusted to zero, which is their net realizable value.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments, including the first mortgage encumbering Fox Crest Apartments, approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgage encumbering Waterford Square Apartments, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, is approximately $13,284,000. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for debt due to affiliates or debt that is in default as there is no market in which the Partnership could obtain similiar financing.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $25,534,000, which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                                  Decrease in
                                                                Net Liabilities
                                                                 (in thousands)
 Adjustment from book value of property and
   improvements to estimated net realizable value                   $26,053
 Adjustment of other assets and liabilities, net                       (519)
 Net decrease in net liabilities                                    $25,534

Note D - Notes Payable


                                Principal      Monthly                           Principal
                               Balance At      Payment      Stated                Balance
                              December 31,    Including    Interest   Maturity     Due At
Property                          2002         Interest      Rate       Date      Maturity
                             (in thousands)      (in                                (in
                                              thousands) thousands)
Waterford Square
  Apartments
  1st mortgage                   $11,295         $87         7.90%    11/2027       $ --
Fox Crest Apartments
  1st mortgage                     5,522          56         8.00%    05/2003       5,445
Angeles Partners XIV
  Working capital
  loan, in default(3)              1,281         (1)         (1)      11/1997       1,281
  Working capital
  loan, in default(3)              3,295         (1)         (1)      11/1997       3,295
  Note payable, in default
  ("Glenwood")(2)                  2,405         (4)        12.50%    03/2002       2,405
  Note payable (2)
  ("Foxcrest")                     4,765         (5)        12.50%    03/2003       4,765

      Total                      $28,563                                          $17,191

(1) Interest accrues at prime plus 2% (6.25% at December 31, 2002); payments are based on excess cash flow as defined.

(2)   Payable to AMIT, an affiliate of the Managing General Partner.

(3) These loans were payable to Saticoy Investments Company, LLC, ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of the Managing General Partner.

(4)   Payments from excess cash flow only, as defined, due semi-annually.

(5) This loan matured March 1, 2003 and the Partnership is currently in default as a result of non-payment at maturity.

In June 1996, the Waterford Square note and the Glenwood note, both held by AMIT, were restructured, adding previously accrued delinquent interest and late charges of approximately $874,000 to the original note amounts. The notes provided for the accrual of interest on the unpaid balance at 12.0% (Waterford Square note) and 12.5% (Glenwood note). In July 1998, the lender agreed to extend the maturity date on these notes to March 2002. At the time of the granting of the extension, an additional $28,000 in loan costs was added to the principal. During the year ended December 31, 2001, the Waterford Square note with a principal balance of approximately $121,000 was paid in full. The Glenwood note in the amount of approximately $2,405,000 plus accrued interest of approximately $501,000 is in default at December 31, 2002 as a result of non-payment of principal and interest upon its maturity in March 2002.

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

The AAP working capital loans funded the Partnership's operating deficits in prior years. Total indebtedness was approximately $4,576,000, plus accrued interest of approximately $4,295,000, at December 31, 2002, with monthly interest accruing at the prime rate plus two percent (6.25% at December 31, 2002). Upon maturity on November 25, 1997, the Partnership did not have the means with which to satisfy this maturing debt obligation. Total interest expense for these loans was approximately $306,000 and $427,000 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy.

During the year ended December 31, 2002, AIMCO Properties, L.P., an affiliate of the Managing General Partner executed an assignment agreement with Saticoy related to this debt. An affiliate of the Managing General Partner purchased the rights, title and interest in the unsecured working capital loans, including the judgment against the Partnership for this debt, collectively referred to as "the Assigned Rights", from Saticoy. The Partnership does not have the means with which to satisfy this obligation and an affiliate of the Managing General Partner has a judgment against the Partnership for this debt. This indebtedness remains in default at December 31, 2002.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership has executed a contract to sell Waterford Square Apartments. The sale proceeds, after deducting reasonable closing costs, will be used to repay the first lien mortgage debt on the property and repay certain AMIT debt. Any remaining sales proceeds will be used to repay the unsecured working capital loans.

Mortgage notes payable totaling approximately $16,817,000 are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003            $17,419
                                2004                164
                                2005                177
                                2006                192
                                2007                207
                             Thereafter          10,404
                                Total           $28,563

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                  2002        2001
Net loss as reported                            $ (2,163)   $(1,916)
Add (deduct):
  Depreciation differences                          132         134
  Unearned income                                    26         (37)
  Other                                             408         507
Federal taxable loss                            $(1,597)    $(1,312)
Federal taxable loss per limited
  partnership unit                              $ (89.99)   $ (31.98)

The limited partners incurred a minimum gain reallocation for 2002.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities in liquidation as reported          $ (8,182)
Investment properties                                 (25,787)
Syndication and distribution costs                      6,047
Other                                                   1,430
Net liabilities - Federal tax basis                 $ (26,492)

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the years ended December 31, 2002 and 2001, and 6% of gross receipts from Waterford Square Apartments for the six months ended June 30, 2001. Effective July 1, 2001, the rate was increased to 7.82% of gross receipts. The Registrant paid to such affiliates approximately $350,000 and $324,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $169,000 and $335,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $135,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The Partnership owed the affiliates approximately $2,100,000 and $1,935,000 at December 31, 2002 and 2001, respectively, for reimbursement of accountable administrative expenses. In addition, during the year ended December 31, 2002, affiliates of the Managing General Partner decided to charge interest at prime plus 2% on unpaid reimbursements of accountable administrative expenses as allowed under the Partnership Agreement. Approximately $272,000 was charged to interest expense during the year ended December 31, 2002, of which approximately $140,000 related to 2001. There was no associated interest accrued at December 31, 2001. These amounts are included in due to affiliates at December 31, 2002 and 2001.

In accordance with the Partnership Agreement, the Managing General Partner has made advances to the Partnership. The amount of the outstanding loan and accrued interest was approximately $166,000, and is included in due to affiliates at December 31, 2002. At December 31, 2001, the amount of the outstanding loan and accrued interest was approximately $155,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $11,000 and $5,000 for the years ended December 31, 2002 and 2001, respectively.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,170,000 at December 31, 2002, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in
March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matured March 1, 2003 and the Partnership is currently in default due to non-payment. The Partnership is currently in default with respect to this note as a result of non-payment upon its maturity. Total interest expense on the AMIT Loans was approximately $1,580,000 and $1,511,000 for the years ended December 31, 2002 and 2001, respectively. Total interest paid on the AMIT loans was approximately $960,000 and $978,000 for the years ended December 31, 2002 and 2001, respectively. Total accrued interest on the AMIT loans was approximately $5,974,000 at December 31, 2002.

As discussed in "Note D", an affiliate of the Managing General Partner purchased the unsecured working capital loans effective July 1, 2002. Both of the loans are in default at December 31, 2002. The total amount due under this obligation was approximately $4,576,000 plus accrued interest of approximately $4,295,000 at December 31, 2002. Total interest expense on these loans was approximately $152,000 for the six months ended December 31, 2002. There were no payments of interest during the six months ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $100,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units in the Partnership representing 24.94% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note G - Investment Properties and Accumulated Depreciation

                                  Initial Cost
                                 To Partnership
                                 (in thousands)


                                               Buildings     Net Cost
                                              and Related  Capitalized    Adjustment
                                               Personal     Subsequent        to
                                                                          Liquidation
     Description       Encumbrances   Land     Property   to Acquisition     Basis

Waterford Square
  Apartments             $11,295     $ 1,382    $13,479      $ 3,720        $ (927)
Fox Crest Apartments       5,522         861      8,198        1,608          4,333
Angeles Partners XIV      11,746          --         --           --             --

        Totals           $28,563     $ 2,243    $21,677      $ 5,328        $ 3,406

                        Gross Amount At Which Carried
                            At December 31, 2002
                               (in thousands)


                                  Buildings
                                     And
                                   Related
                                  Personal               Accumulated       Date     Depreciable
      Description         Land    Property    Total    Depreciation (1)  Acquired       Life

Waterford Square
  Apartments            $ 1,382    $16,272   $17,654          $ --       05/31/85     3-30 yrs
Fox Crest Apartments        861     14,139    15,000              --     06/30/85     3-30 yrs

        Totals          $ 2,243    $30,411   $32,654          $ --

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the properties was adjusted to its net realizable value and will not be depreciated further.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $28,894          $28,497
  Property improvements                             354              397
  Adjustment to liquidation basis                 3,406               --
Balance at end of year                          $32,654          $28,894

Accumulated Depreciation
Balance at beginning of year                    $21,244          $19,845
  Additions charged to expense                    1,403            1,399
  Adjustment to liquidation basis               (22,647)              --
Balance at end of year                            $ --           $21,244

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2002 and 2001, is approximately $29,236,000 and $28,878,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $22,369,000 and $21,098,000, respectively.

Note H - Abandonment of Limited Partnership Units

During each of the years ended December 31, 2002 and 2001, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

No compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions".

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

           Entity               Number of Units        Percentage

AIMCO Properties LP                 10,825               24.94%
  (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments during the years ended December 31, 2002 and 2001, and 6% of gross receipts from Waterford Square Apartments for the six months ended June 30, 2001. Effective July 1, 2001, the rate was increased to 7.82% of gross receipts. The Registrant paid to such affiliates approximately $350,000 and $324,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $169,000 and $335,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $4,000 and $135,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The Partnership owed the affiliates approximately $2,100,000 and $1,935,000 at December 31, 2002 and 2001, respectively, for reimbursement of accountable administrative expenses. In addition, during the year ended December 31, 2002, affiliates of the Managing General Partner decided to charge interest at prime plus 2% on unpaid reimbursements of accountable administrative expenses as allowed under the Partnership Agreement. Approximately $272,000 was charged to interest expense during the year ended December 31, 2002, of which approximately $140,000 related to 2001. There was no associated interest accrued at December 31, 2001. These amounts are included in due to affiliates at December 31, 2002 and 2001.

In accordance with the Partnership Agreement, the Managing General Partner has made advances to the Partnership. The amount of the outstanding loan and accrued interest was approximately $166,000, and is included in due to affiliates at December 31, 2002. At December 31, 2001, the amount of the outstanding loan and accrued interest was approximately $155,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $11,000 and $5,000 for the years ended December 31, 2002 and 2001, respectively.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,170,000 at December 31, 2002, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership is currently in default with respect to this note as a result of non-payment of interest and principal upon its maturity in
March 2002. It is anticipated that this indebtedness will be repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matured March 1, 2003 and the Partnership is currently in default due to non-payment. The Partnership is currently in default with respect to this note as a result of non-payment upon its maturity. Total interest expense on the AMIT Loans was approximately $1,580,000 and $1,511,000 for the years ended December 31, 2002 and 2001, respectively. Total interest paid on the AMIT loans was approximately $960,000 and $978,000 for the years ended December 31, 2002 and 2001, respectively. Total accrued interest on the AMIT loans was approximately $5,974,000 at December 31, 2002.

An affiliate of the Managing General Partner purchased the unsecured working capital loans effective July 1, 2002. Both of the loans are in default at December 31, 2002. The total amount due under this obligation was approximately $4,576,000 plus accrued interest of approximately $4,295,000 at December 31, 2002. Total interest expense on these loans was approximately $152,000 for the six months ended December 31, 2002. There were no payments of interest during the six months ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $100,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units in the Partnership representing 24.94% of the outstanding Units at December 31, 2002. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            No reports were filed during the quarter ended December 31, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                              ANGELES PARTNERS XIV
                                    (A California Limited Partnership)

                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By: /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                              Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 31, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 31, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XIV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XIV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

10.16Assignment of Permits,  Etc. - Building 45 of the Dayton Industrial Complex
     - between the Partnership and Mid-States Development Company, dated April 8, 1996.

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

10.23Assignment of Permits,  Etc. - Building 52 of the Dayton Industrial Complex
     -  between  the  Partnership,   Miller-Valentine  Partners  and  Mid-States
     Development Company, dated April 8, 1996.

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XIV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.