Form 10QSB
period 2003-03-31
ANGELES PARTNERS XIV
filed 2003-05-15
CIK 759859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-14248


                              ANGELES PARTNERS XIV
             (Exact Name of Registrant as Specified in Its Charter)



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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                              ANGELES PARTNERS XIV

                  CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 2003



Assets
  Cash and cash equivalents                                          $ 7,407
  Receivables and deposits                                               110
                                                                       7,517
Liabilities
  Accounts payable                                                         4
  Other liabilities                                                      254
  Notes payable, in default                                           11,746
  Accrued interest, in default                                         4,187
  Due to affiliates                                                      130
  Estimated costs during the period of liquidation                        48
                                                                      16,369

Net liabilities in liquidation                                       $(8,852)

                See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

            CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)




                                                                 For the Three Months
                                                                    Ended March 31,
                                                                            2003
Net liabilities in liquidation at beginning of period                $ (8,182)

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                 6,337
   Decrease in receivables and deposits                                   (151)
   Decrease in restricted escrows                                         (206)
   Decrease in other assets                                                (77)
   Decrease in investment properties                                   (32,654)
   Decrease in accounts payable                                             32
   Decrease in tenant security deposits                                    123
   Decrease in accrued property taxes                                      327
   Increase in other liabilities                                           (56)
   Decrease in notes payable                                            16,817
   Decrease in accrued interest payable                                  6,157
   Decrease in due to affiliates                                         2,408
   Decrease in estimated costs during the period of
      liquidation                                                          273

Net liabilities in liquidation at end of period                       $ (8,852)


                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                             Three Months Ended
                                                               March 31, 2002
Revenues:
   Rental income                                                   $ 1,278
   Other income                                                         66
      Total revenues                                                 1,344

Expenses:
   Operating                                                           458
   General and administrative                                           83
   Depreciation                                                        355
   Interest                                                            828
   Property taxes                                                      104
      Total expenses                                                 1,828

Net loss                                                           $ (484)

Net loss allocated to general partners (1%)                         $ (5)

Net loss allocated to limited partners (99%)                          (479)

                                                                   $ (484)

Net loss per limited partnership unit                              $(11.03)


                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                 March 31,2002
Cash flows from operating activities:
  Net loss                                                          $ (484)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                       355
     Amortization of loan costs                                           6
     Change in accounts:
      Receivables and deposits                                         (141)
      Other assets                                                      (12)
      Accounts payable                                                   14
      Accrued property taxes                                            104
      Accrued interest                                                  341
      Due to affiliates                                                 (24)
      Other liabilities                                                 110

        Net cash provided by operating activities                       269

Cash flows from investing activities:
  Property improvements and replacements                                (83)
  Net deposits to restricted escrows                                    (27)

        Net cash used in investing activities                          (110)

Cash flows used in financing activities:
  Principal payments on notes payable                                   (87)

Net increase in cash and cash equivalents                                72
Cash and cash equivalents at beginning of period                      1,177
Cash and cash equivalents at end of period                          $ 1,249

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 465

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

The Partnership had unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,295,000 at December 31, 2002. These loans were in default at December 31, 2002 as a result of non-payment of interest and principal upon their maturity in November 1997. These loans were originally payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership sold Waterford Square Apartments on March 31, 2003. After deducting for closing costs, a portion of the sale proceeds was used to repay the first lien mortgage debt on the property. Subsequent to March 31, 2003, the remaining sale proceeds were used to repay certain Angeles Mortgage Investment Trust ("AMIT") debt and a portion of the unsecured working capital loans.

In addition the Partnership had two notes which were recourse to the Partnership and were owed to AMIT, an affiliate of the Managing General Partner. One of the two notes in the amount of approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan plus accrued interest of approximately $592,000 at March 31, 2003 was in default at March 31, 2003 as a result of non-payment of interest and principal upon its maturity in March 2002. As a result of the sale of Waterford Square Apartments, this indebtedness was repaid subsequent to March 31, 2003. The remaining note with a principal balance of approximately $4,765,000 matured on March 1, 2003 and was in default due to non-payment. Accrued interest on this note was approximately $5,792,000 at March 31, 2003. An affiliate of the Managing General Partner obtained a judgment against the Partnership in December 2002. An affiliate of the Managing General Partner had also initiated foreclosure proceedings against Fox Crest Apartments, the Partnership's other investment property, and on March 25, 2003, the judgment against the Partnership became final, and AIMCO became the owner of all beneficial interest in Fox Crest Apartments. As a result, approximately $4,970,000 of accrued interest related to AMIT debt and approximately $1,592,000 of accrued interest related to the working capital loans was extinguished during the three months ended March 31, 2003.

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

Note B - Disposition of Investment Property

On March 31, 2003, the Partnership sold Waterford Square Apartments to an unrelated third party for a gross sales price of $18,200,000. The net proceeds realized by the Partnership were approximately $6,395,000 after payment of closing costs and the first lien mortgage debt on the property. Subsequent to March 31, 2003, these proceeds were used to repay certain AMIT debt and a portion of the unsecured working capital loans.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments and 7.82% of gross receipts from Waterford Square Apartments during the three months ended March 31, 2003 and 2002. The Registrant paid to such affiliates approximately $85,000 and $89,000 for the three months ended March 31, 2003 and 2002, respectively.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $49,000 and $53,000 for the three months ended March 31, 2003 and 2002, respectively. The Partnership owed the affiliates approximately $106,000 at March 31, 2003 for reimbursements of accountable administrative expenses. As a result of the foreclosure on Fox Crest Apartments, approximately $2,342,000 in liabilities representing reimbursements due to affiliates were extinguished.

AMIT provided financing (the "AMIT Loans") to the Partnership. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. Thus, AIMCO is the current holder of the AMIT loans. The principal balances on the AMIT Loans total approximately $7,170,000 at March 31, 2003, accrue interest at a rate of 12.5% per annum and are recourse to the Partnership. One of the two notes totaling approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with AMIT to extend this indebtedness through March 2002. The Partnership was in default with respect to this note as a result of non-payment of interest and principal upon its maturity in March 2002. Subsequent to March 31, 2003, this debt was repaid with proceeds from the sale of Waterford Square Apartments. The remaining note with a principal balance of approximately $4,765,000 matured March 1, 2003 and the Partnership is currently in default due to non-payment upon its maturity. A portion of this debt was extinguished during the three months ended March 31, 2003 as a result of the foreclosure on Fox Crest Apartments. Total accrued interest on the AMIT loans was approximately $6,384,000 at March 31, 2003.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates was approximately $100,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the proposed settlement described below.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003. While the Nuanes and Heller actions will be dismissed if the settlement is finally approved, the settlement only benefits limited partners as of December 20, 2002 in those limited partnerships named in the complaint that are not in the process of being liquidated or that have not already been liquidated. The Partnership's limited partners will not be entitled to any proceeds from the settlement since the Partnership is in the process of being liquidated. The Partnership's limited partners should have received a Notice to Non-Settling Persons.

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

Results from Operations

On March 31, 2003, the Partnership sold Waterford Square Apartments to an unrelated third party for a gross sales price of $18,200,000. The net proceeds realized by the Partnership were approximately $6,395,000 after payment of closing costs and the first lien mortgage debt on the property. Subsequent to March 31, 2003, these proceeds were used to repay certain Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner, debt and a portion of the unsecured working capital loans.

At December 31, 2002, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its two remaining investment properties. The Partnership was also in default on two unsecured working capital loans and related accrued interest, in a default position with respect to one note with recourse to the Partnership and also had lack of liquidity to meet the recourse note that matured on March 1, 2003.

The Partnership had unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $4,295,000 at December 31, 2002. These loans were in default at December 31, 2002 as a result of non-payment of interest and principal upon their maturity in November 1997. These loans were originally payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership sold Waterford Square Apartments on March 31, 2003. After deducting for closing costs, a portion of the sale proceeds was used to repay the first lien mortgage debt on the property. Subsequent to March 31, 2003, the remaining sale proceeds were used to repay certain AMIT debt and a portion of the unsecured working capital loans.

In addition, the Partnership had two notes which were recourse to the Partnership and were owed to AMIT. One of the two notes in the amount of approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. This loan plus accrued interest of approximately $592,000 at March 31, 2003 was in default at March 31, 2003 as a result of non-payment of interest and principal upon its maturity in March 2002. As a result of the sale of Waterford Square Apartments, this indebtedness was repaid subsequent to March 31, 2003. The remaining note with a principal balance of approximately
$4,765,000 matured on March 1, 2003 and was in default due to non-payment. Accrued interest on this note was approximately $5,792,000 at March 31, 2003. An affiliate of the Managing General Partner obtained a judgment against the Partnership in December 2002. This affiliate initiated foreclosure proceedings against Fox Crest Apartments, the Partnership's other investment property and on March 25, 2003, the judgment against the Partnership became final, and AIMCO became the owner of all beneficial interest in Fox Crest Apartments. As a result, approximately $4,970,000 of accrued interest related to AMIT debt and approximately $1,592,000 of accrued interest related to the working capital loans was extinguished during the three months ended March 31, 2003.

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

During the three months ended March 31, 2003, net liabilities in liquidation increased by approximately $670,000. This increase is primarily due to a decrease in investment properties, partially offset by an increase in cash and cash equivalents and decreases in notes payable, accrued interest, due to affiliates, and the estimated costs during the period of liquidation. The decrease in the estimated costs during the period of liquidation is primarily due to the reduced number of months until the Partnership's expected liquidation. The increase in cash and cash equivalents and decreases in investment properties, notes payable, accrued interest, and due to affiliates are a result of the sale of Waterford Square Apartments and the foreclosure on Fox Crest Apartments as discussed above.

The statement of net liabilities in liquidation as of March 31, 2003 includes approximately $48,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units (the "Units") in the Partnership representing 24.94% of the outstanding Units at March 31, 2003. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the proposed settlement described below.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003. While the Nuanes and Heller actions will be dismissed if the settlement is finally approved, the settlement only benefits limited partners as of December 20, 2002 in those limited partnerships named in the complaint that are not in the process of being liquidated or that have not already been liquidated. The Partnership's limited partners will not be entitled to any proceeds from the settlement since the Partnership is in the process of being liquidated. The Partnership's limited partners should have received a Notice to Non-Settling Persons.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            3.1 Amended Certificate and Agreement of Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

            None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                               Date: May 15, 2003


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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XIV (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.