Form 10QSB
period 2003-06-30
ANGELES PARTNERS XIV
filed 2003-08-14
CIK 759859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                                 (in thousands)

                                  June 30, 2003



Assets
  Cash and cash equivalents                               $   507
  Receivables and deposits                                     67
                                                              574
Liabilities
  Other liabilities                                            48
  Notes payable, in default                                 6,541
  Accrued interest, in default                              2,766
  Estimated costs during the period of liquidation             38
                                                            9,393

Net liabilities in liquidation                            $(8,819)


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV

        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)




                                                                  For the Six Months
                                                                     Ended June 30,
                                                                            2003

Net liabilities in liquidation at beginning of period               $  (8,182)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                 (563)
   Decrease in receivables and deposits                                  (194)
   Decrease in restricted escrows                                        (206)
   Decrease in other assets                                               (77)
   Decrease in investment properties                                  (32,654)
   Decrease in accounts payable                                            36
   Decrease in tenant security deposits                                   123
   Decrease in accrued property taxes                                     327
   Decrease in other liabilities                                          150
   Decrease in notes payable                                           22,022
   Decrease in accrued interest payable                                 7,578
   Decrease in due to affiliates                                        2,538
   Decrease in estimated costs during the period of
      liquidation                                                         283

Net liabilities in liquidation at end of period                      $ (8,819)


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended   Six Months Ended
                                                   June 30, 2002       June 30, 2002
Revenues:
   Rental income                                      $ 1,271             $ 2,549
   Other income                                            66                 132
      Total revenues                                    1,337               2,681

Expenses:
   Operating                                              435                 893
   General and administrative                              62                 145
   Depreciation                                           360                 715
   Interest                                             1,035               1,863
   Property taxes                                         106                 210
      Total expenses                                    1,998               3,826

Net loss                                              $ (661)             $(1,145)

Net loss allocated to general partners (1%)            $ (7)               $ (11)

Net loss allocated to limited partners (99%)             (654)             (1,134)

                                                      $ (661)             $(1,145)

Net loss per limited partnership unit                 $(15.07)            $(26.12)



            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XIV
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                   June 30, 2002
Cash flows from operating activities:
  Net loss                                                          $(1,145)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                       715
     Amortization of loan costs                                          11
     Change in accounts:
      Receivables and deposits                                         (264)
      Other assets                                                       27
      Accounts payable                                                  (40)
      Tenant security deposit liabilities                                (6)
      Accrued property taxes                                            210
      Accrued interest                                                  126
      Due to affiliates                                                 310
      Other liabilities                                                 114

        Net cash provided by operating activities                        58

Cash flows from investing activities:
  Property improvements and replacements                               (210)
  Net deposits to restricted escrows                                    (54)

        Net cash used in investing activities                          (264)

Cash flows from financing activities:
  Principal payments on notes payable                                  (177)
  Distribution to partners                                               (6)
        Net cash used in financing activities                          (183)

Net decrease in cash and cash equivalents                              (389)
Cash and cash equivalents at beginning of period                      1,177
Cash and cash equivalents at end of period                           $ 788

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,488

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

The Managing General Partner estimates that the liquidation process will be completed by September 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,745,000 at June 30, 2003. These loans are in default as a result of non-payment of interest and principal upon their maturity in November 1997. These loans were originally payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership sold Waterford Square Apartments on March 31, 2003. After deducting for closing costs, a portion of the sale proceeds were used to repay the first lien mortgage debt on the property.

In addition the Partnership had two additional notes which were recourse to the Partnership and were owed to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner. One of the two notes with a principal balance of approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. As a result of the sale of Waterford Square Apartments, this indebtedness, including accrued interest of approximately $592,000, was fully repaid during the six months ended June 30, 2003.

The remaining AMIT note with a principal balance of approximately $4,765,000 matured on March 1, 2003 and was in default due to non-payment. Accrued interest on this note was approximately $5,792,000 at March 25, 2003. An affiliate of the Managing General Partner obtained a judgment against the Partnership in December 2002. An affiliate of the Managing General Partner had also initiated foreclosure proceedings against Fox Crest Apartments, the Partnership's other investment property, and on March 25, 2003, the judgment against the Partnership became final, and AIMCO became the owner of all beneficial interest in Fox Crest Apartments. As a result, approximately $4,970,000 of accrued interest related to the remaining AMIT note and approximately $1,592,000 of accrued interest related to the unsecured working capital loans was extinguished during the six months ended June 30, 2003. As a result of the sale of Waterford Square Apartments, approximately $2,800,000 of principal and approximately $873,000 of accrued interest related to the remaining AMIT debt, and approximately $100,000 of accrued interest related to the unsecured working capital loans was repaid during the six months ended June 30, 2003. As of June 30, 2003, approximately $1,965,000 of principal and approximately $21,000 of accrued interest was outstanding on the remaining AMIT note. Subsequent to June 30, 2003, an additional $350,000 of principal and accrued interest on the remaining AMIT note was repaid with proceeds from the sale of Waterford Square Apartments.

Note B - Disposition of Investment Property

On March 31, 2003, the Partnership sold Waterford Square Apartments to an unrelated third party for a gross sales price of $18,200,000. The net proceeds realized by the Partnership were approximately $6,395,000 after payment of closing costs and the first lien mortgage debt on the property. During the six months ended June 30, 2003, these proceeds were used to repay certain AMIT debt and a portion of the unsecured working capital loans, see Note A.

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

As compensation for providing property management services, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from Foxcrest Apartments and 7.82% of gross receipts from Waterford Square Apartments during the three months ended March 31, 2003 and the six months ended June 30, 2002. The Registrant paid to such affiliates approximately $85,000 and $177,000 for the three months ended March 31, 2003 and six months ended June 30, 2002, respectively.

Affiliates of the Managing General Partner were eligible to receive reimbursements of accountable administrative expenses amounting to approximately $49,000 and $101,000 for the three months ended March 31, 2003 and six months ended June 30, 2002, respectively. As a result of the foreclosure on Fox Crest Apartments, approximately $2,342,000 in liabilities representing reimbursements due to affiliates were extinguished.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2002, the Partnership was charged by AIMCO and its affiliates approximately $100,000 for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. While the Nuanes and Heller actions have been dismissed the settlement only benefits limited partners as of December 20, 2002 in those limited partnerships named in the complaint that are not in the process of being liquidated or that have already been liquidated. The Partnership's limited partners will not be entitled to any proceeds from the settlement since the Partnership is in the process of being liquidated, but have not compromised any potential claims as a result of the settlement and dismissal. The Partnership's limited partners should have received a Notice to Non-Settling Persons during April 2003 which describes this information in more detail.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

Results from Operations

On March 31, 2003, the Partnership sold Waterford Square Apartments to an unrelated third party for a gross sales price of $18,200,000. The net proceeds realized by the Partnership were approximately $6,395,000 after payment of closing costs and the first lien mortgage debt on the property. During the six months ended June 30, 2003, these proceeds were used to repay certain Angeles
Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner, debt and a portion of the unsecured working capital loans.

At December 31, 2002, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its two remaining investment properties. The Partnership was also in default on two unsecured working capital loans and related accrued interest, in a default position with respect to one note with recourse to the Partnership and also had a lack of liquidity to meet the recourse note that matured on March 1, 2003. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the consolidated financial statements.

The Partnership has unsecured working capital loans in the amount of approximately $4,576,000 plus related accrued interest of approximately $2,745,000 at June 30, 2003. These loans are in default as a result of non-payment of interest and principal upon their maturity in November 1997. These loans were originally payable to Angeles Acceptance Pool, L.P. ("AAP"). During the year ended December 31, 2000, AAP transferred ownership of the loans to Saticoy Investments Company, LLC ("Saticoy"), a wholly owned entity of The PNL Companies. During the year ended December 31, 2002, Saticoy transferred ownership of the loans to AIMCO Properties, L.P., an affiliate of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"). This indebtedness is recourse to the Partnership.

During the year ended December 31, 2001, the Managing General Partner signed a forebearance agreement with Saticoy. The Managing General Partner agreed to market Waterford Square Apartments for sale. The forebearance period began June 1, 2001 and was to end the earlier of March 1, 2002 or the date Waterford Square Apartments was sold. The Managing General Partner and Saticoy negotiated extensions of the forebearance agreement until July 1, 2002, at which time it expired. The Partnership sold Waterford Square Apartments on March 31, 2003. After deducting for closing costs, a portion of the sale proceeds were used to repay the first lien mortgage debt on the property.

In addition the Partnership had two additional notes which were recourse to the Partnership and were owed to AMIT. One of the two notes with a principal balance of approximately $2,405,000 originally matured in March 1998. The Managing General Partner negotiated with the holder of the note to extend this indebtedness through March 2002. As a result of the sale of Waterford Square Apartments, this indebtedness, including accrued interest of approximately $592,000, was fully repaid during the six months ended June 30, 2003.

The remaining AMIT note with a principal balance of approximately $4,765,000 matured on March 1, 2003 and was in default due to non-payment. Accrued interest on this note was approximately $5,792,000 at March 25, 2003. An affiliate of the Managing General Partner obtained a judgment against the Partnership in December 2002. An affiliate of the Managing General Partner had also initiated foreclosure proceedings against Fox Crest Apartments, the Partnership's other investment property, and on March 25, 2003, the judgment against the Partnership became final, and AIMCO became the owner of all beneficial interest in Fox Crest Apartments. As a result, approximately $4,970,000 of accrued interest related to the remaining AMIT note and approximately $1,592,000 of accrued interest related to the unsecured working capital loans was extinguished during the six months ended June 30, 2003. As a result of the sale of Waterford Square Apartments, approximately $2,800,000 of principal and approximately $873,000 of accrued interest related to the remaining AMIT debt, and approximately $100,000 of accrued interest related to the unsecured working capital loans was repaid during the six months ended June 30, 2003.As of June 30, 2003, approximately $1,965,000 of principal and approximately $21,000 of accrued interest related to the remaining AMIT note were outstanding. Subsequent to June 30, 2003, an additional $350,000 of principal and accrued interest on the remaining AMIT debt was repaid with proceeds from the sale of Waterford Square Apartments.

During the six months ended June 30, 2003, net liabilities in liquidation increased by approximately $637,000. This increase is primarily due to decreases in investment properties and cash and cash equivalents partially offset by decreases in notes payable, accrued interest, due to affiliates, and the estimated costs during the period of liquidation. The decrease in the estimated costs during the period of liquidation is primarily due to the reduced number of months until the Partnership's expected liquidation. The decrease in cash and cash equivalents is a result of the payments made on Partnership debt, as discussed above. The decreases in investment properties, notes payable, accrued interest, and due to affiliates are a result of the sale of Waterford Square Apartments and the foreclosure on Fox Crest Apartments as discussed above.

The statement of net liabilities in liquidation as of June 30, 2003 includes approximately $38,000 of costs, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 10,825 limited partnership units (the "Units") in the Partnership representing 24.94% of the outstanding Units at June 30, 2003. These Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. While the Nuanes and Heller actions have been dismissed the settlement only benefits limited partners as of December 20, 2002 in those limited partnerships named in the complaint that are not in the process of being liquidated or that have already been liquidated. The Partnership's limited partners will not be entitled to any proceeds from the settlement since the Partnership is in the process of being liquidated, but have not compromised any potential claims as a result of the settlement and dismissal. The Partnership's limited partners should have received a Notice to Non-Settling Persons during April 2003 which describes this information in more detail.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            3.1 Amended Certificate and Agreement of Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

            31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

            Current Report on Form 8-K dated March 31, 2003 and filed on April 14, 2003 disclosing the sale of Waterford Square Apartments on March 31, 2003.

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

                                    Date: August 13, 2003

Exhibit 31.1

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XIV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XIV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XIV (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003

                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.